Form 10QSB
period 2007-06-30
FIRST CORP /CN/
filed 2007-08-23
CIK 1136463

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10Q SB/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
EXCHANGE ACT

Commission file Number 0 - 52724

FIRST CORPORATION

Exact name of small business issuer as specified in its charter

Colorado 90-0219158
(State or other jurisdiction of I.R.S. Employer
incorporation or organization) Identification Number

2610-1066 West Hastings Street, Vancouver, BC V6E 3X2
(Address of principal executive office)

(604) 602 - 1717
Issuer's telephone number

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the registrant filed all documents and reports required

To be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of

Securities under a plan confirmed by a court.  Yes ____  No ____

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's

Common equity as of the last practicable date: 15,850,000 shares

Transitional Small Business Disclosure Format (check one)  Yes ___  No    X

Item 1.

FIRST CORPORATION

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

FIRST CORPORATION

(An Exploration Stage Company)

BALANCE SHEETS

June 30, 2007 and September 30 2006

 (Prepared by Management)

		June 30,	September 30,
		2007	2006
ASSETS
Current Cash		$ 171	$ 1,118

Total Current Assets		171	1,118
Total Assets		$ 171	$ 1,118

LIABILITIES

Current
Accounts Payable		4,025	-
Advance from Shareholder		27,000	6,500
Total Current Liabilities		31,025	6,500

STOCKHOLDERS’ DEFICIENCY

Preferred stock
10,000,000	shares authorized, $0.001 par value
None issued
Common stock
100,000,000	shares authorized, $0.001 par value
11,510,000	shares issued	11,510	11,510
Additional paid-in capital		30,840	30,840
Deficit accumulated during the development stage		(73,204)	(47,732)

Total Stockholders Equity (Deficit)		(30,854)	(5,382)

Total Liabilities and Shareholder Equity (Deficit)		$ 171	$ 1,118

SEE ATTACHED NOTES

FIRST CORPORATION

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

for the three months ended June 30, 2007 and 2005

and for the period December 27, 1995 (Inception) to June 30, 2007

 (Prepared by Management)

Three Months Nine Months December 27, 1995 Ended Ended (Inception) through June 30 June 30 June 30
	2007	2006	2007	2006	2007
Expenses
Mineral exploration costs	$ 20,000	$ -	$ 20,000	$ -	$ 30,700
Write off mineral claim	-	-	-	-	15,000
General and administrative	1,052	-	5,472	247	27,504

Total Operating Expenses	21,052	-	25,472	247	73,204

Net Loss	$ (21,052)	$ -	$ (25,472)	$ (247)	$ (73,204)

Weighted Average Common Shares Outstanding	11,510,000		11,510,000	11,510,000

Net Loss Per Share (Basic and Fully Dilutive)	(0.00)		(0.00)	(0.00)

SEE ATTACHED NOTES

FIRST CORPORATION

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

for the three months ended June 30, 2007 and 2006

and for the period December 27, 1995 (Inception) to June 30, 2007

 (Prepared by Management)

				December 27, 1995
Three	Months	Nine	Months	(Inception)
Ended	Ended	Ended	Ended	Through
June 30	June 30	June 30	June 30	June 30
	2007	2006	2007	2006	2007
Operating Activities
Net loss for the period	$ (21,052)	$ -	$ (25,472)	$ (247)	$ (73,204)
Adjustments to reconcile Net (loss) to Net Cash provided by Operating Activities:
Accounts payable	-	-	4,025	-	4,025
Issuance of stock for services	-	-	-	-	15,750
Write off mineral claims	-	-	-	-	15,000
			.	.	.
Net Cash Used in Operating Activities	(21,052)	-	(21,447)	(247)	(38,429)

Cash Flows from Investing Activities
Acquisition mineral claims	-	-	-	-	(15,000)
Net Cash Provided by Investing Activities	-	-	-	-	(15,000)

Financing Activity
Proceeds from note payable to related party	-	-	-	-	15,000
Repayment of note payable to related party	-	-	-	-	(15,000)
Advance from shareholder	20,500	-	20,500	-	27,000
Issuance of common stock	-	-	-	-	26,600
Net Cash Provided by Financing Activities	20,500	-	20,500	-	53,600

Increase (decrease) in cash during the period	(552)	-	(947)	(247)	171

Cash, beginning of the period	723	1,477	1,118	1,724	-

Cash, end of the period	$ 171	$ 1,477	$ 171	$ 1,477	$ 171
Non-cash Investing and Financing Activities
Issuance of stock for Services			$	$	$ 15,750

SEE ATTACHED NOTES

FIRST CORPORATION

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2007

Note 1

Reporting

                  The accompanying unaudited financial statements have been prepared by FIRST CORPORATION (the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally include in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management all adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended September 30, 2006, as filed with the United States Securities and Exchange Commission.

Note 2

Continuance of Operations

The financial statements have been prepared using generally accepted accounting in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  At June 30, 2007 the Company has a working capital deficiency of   $5,382 which is not sufficient to meet its planned business objectives or to fund mineral property expenditures and ongoing operations for the next twelve months.  The Company has accumulated losses of $52,152 since its commencement and has not yet achieved profitable operations.  Its ability to continue as a going concern is dependent on the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they become due.

These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.  The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock.  The Company may also seek to obtain short-term loans from the directors of the Company.

Note 3

Mineral Property

By an agreement dated January14, 2005 the Company acquired from the President of the Company a 100% interest in 22 mineral claims located in the Thunder Bay Mining District, Abrey Township, Ontario, Canada in net consideration of 7,500,000 common shares of the Company. This net figure reflects all stock splits and a surrender by the President of the registrant of 5,000,000 shares of common stock for cancellation.

Note 4

Related Party Transaction – Note 3

Included in the accounts payable and accrued liabilities at September 30, 2006 is $27,000 due to related parties.  The amount is unsecured, non-interest bearing and has no specific terms of repayment.

Note 5

Share Capital – Note 3

On October 10, 2004 the Company forward split its issued and outstanding common shares on a two-for-one (2-1) basis; on September 20, 2005 the Company further split it issued and outstanding shares on a five to two (5 – 2) and decreased the par value per common share to $0.0001.

Item 2.

Managements discussion and Plan of Operations

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. By a mineral claims agreement with our previous President, dated October 12, 2004, we purchased a 100% interest in the FirstCorp claims. These claims consist of two adjacent claims) in the Red Lake Mining District of Ontario, Canada for mineral claims of 1280 acres each located at the southwest end of what is known as the Confederation Lakes Area. Our claims straddle Highway 105, the Red Lake Highway that connects the Red Lake Mining District to the Trans Canada Highway near Vermillion Bay, Ontario, some 110 Kilometres (70 miles) south. We assumed a minimum work requirement of approximately US$ 10,000 (CD $12,800) by May 5, 2005 with the claims purchase. Instead of fulfilling the minimum work requirement we elected to hire a staking crew and re-stake the claims as they expired, saving nearly one-half of the amount of money required by the minimum expenditures and extending the period before any additional work requirements are necessary to May 20, 2007. Both claims are in good standing with the Province of Ontario.

Our officers and directors have advanced the sum of $20,000 to complete the Magnetometer survey and other work as outlined in phase one of our proposed exploration program which is estimated to be $20,000.  Our geological consultant, Coast Geological Ltd. of Vancouver, BC has informed us that they have completed this work on our claims. Completion was duly reported by Coast Mountain to the Province of Ontario and a receipt acknowledging this work has been received.

A magnetometer survey is often done before or coincidently with GPS surveys and mapping and grid layout.  Coast Mountain has recommended the magnetometer in order to insure that all of the work and expenditures were completed on or before May 20, 2007, our deadline for minimum expenditures.  At the same time our officers and directors advanced an additional $500 in order for the Company to pay some incidental accounting and administration expenses.  Other than the above, during the period from incorporation, December 27, 1995, to the date of this prospectus, we have raised capital through the sale of shares of our common stock and by funds advanced by our officers and directors in order to cover administrative expenses, the costs of the geological report and fund the cash payment for the purchase of the FirstCorp claims. Prior to the acquisition of the FirstCorp claims we investigated several business opportunities, mainly in the mining and fossil fuels exploration industry. Prices of both precious and base metals were severely depressed during most of the period from 1995  through late 2003 and all prospects presented to us were declined. Oil and gas prices were also relatively low which made North American exploration by a junior company impracticable. Fund raising during that period was also extremely difficult.

Since we are an exploration stage company, there is no assurance that a commercially viable mineral deposit exists on any of our properties, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined. We have no known reserves of any type of mineral. To date, we have not discovered an economically viable mineral deposit on the FirstCorp claims, and there is no assurance that we will discover one.

Our registration statement on Form SB2 was declared effective on July 8, 2007 and we are presently endeavouring to complete all or part our public offering.  We have been authorized to offer to the public a minimum of 666,667 shares of our common stock at a price of $0.15 per share ($100,000) up to a maximum of 2,000,000 shares of our common stock at $0.15 per share ($300,000).  Our prospectus is effective until January 4, 2008 unless extended by management.

 PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Changes in Securities

None

Item 3.     Defaults Upon Senior Securities

Not Applicable

Item 5.  Other Events

None

Item 6.  Exhibits and Reports on Form 8K

Exhibit  31.1  Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2003.

Exhibit 31.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2003.

Exhibit 32.2  Certifications of CEO And CFO Pursuant To Section 906 Of The Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

FIRST CORPORATION

Dated August 23, 2007

/s/ Todd Larsen

     Todd Larsen, President, Director and Chief Executive Officer

     /s/ Sheryl Cousineau

           Sheryl Cousineau, Secretary/Treasurer, Director and Principal Accounting Officer

4