Form 10QSB/A
period 2007-06-30
FIRST CORP /CN/
filed 2007-12-13
CIK 1136463

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

(State or other jurisdiction of

                              I.R.S. Employer

               incorporation or organization)

                      Identification Number

254-16 MIDLAKE BOULEVARD, CALGARY, AB T2X 2X7

                    (Address of principal executive office)

(403) 461-7283

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

Common  equity as of the last practicable date: 11,510,000 shares

Transitional Small Business Disclosure Format (check one)  Yes ___  No    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ]  No [__]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ]  No [__]

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

5