Form 10KSB
period 2007-09-30
FIRST CORP /CN/
filed 2008-01-08
CIK 1136463

10KSB ANNUAL REPORT FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[ X ] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the fiscal year ended September 30, 2007

[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period from _____ to _____

COMMISSION FILE NUMBER - 00052724

FIRST CORPORATION.
(Name of small business issuer in its charter)

COLORADO	90-0219158
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

254- Midlake Boulvevard, Calgary, Alberta, Canada	T2X 2X7
(Address of principal executive offices)	(Zip Code)

(403) 461-7283

(Issuer’s Telephone Number

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value Per Share.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d)of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X] No [ ]

State issuer’s revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days $106,050

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of October 12, 2007 the Issuer had 2,967,000 Common shares outstanding

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

F-2

PART I

Certain statements contained in this Annual Report on Form 10-KSB constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

As used in this Annual Report, the terms "we", "us", "our", First Corp” and the “Company” mean First Corporation unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars unless otherwise indicated.

ITEM 1.     DESCRIPTION OF BUSINESS.

First Corporation is a Colorado corporation and is in the business of mineral exploration. We have purchased and re-staked two mineral claims units, each comprising 1,280 acres, located in the Red Lake mining District, in the Province of Ontario, Canada that we refer to as the “FirstCorp” claims. We have the right to explore these claims and have not purchased the actual land on which the claims are filed. Our objective is to conduct mineral exploration activities on the FirstCorp claims in order to assess whether it possesses commercially exploitable reserves of minerals. We are an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on any of our claims and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future development is determined. The claim numbers to these claims have been recorded as claim no’s: KRL301642 and KRL301643, Red Lake Mining District, Ontario NTS 52K14.

In the mining industry we are considered an exploration company.

Corporate Background

First Corporation is a corporation formed under the laws of the State of Colorado on December 27, 1995. Our principal executive offices are located in Calgary, AB, Canada. Our principal business is the exploration of mineral claims for commercially viable deposits of precious and base metals.

Recent Corporate Developments Prior to September 30, 2007

Our registration statement on Form SB2 was declared effective by The Securities and Exchange Commission on July 8, 2007 and we endeavored to complete all or part of our 2,000,000 share public offering.

Recent Corporate Developments Subsequent to September 30, 2007

On November 14, 2007 the registrant’s board of directors determined that slightly more than the minimum subscriptions for its public offering had been reached and that they have decided to terminate the public offering after receiving subscriptions from several individuals for 707,000 shares @ $0.15 per share for a total of $106,050. Next receipts after escrow fees were $105,050.

In General

About our Business

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. By a mineral claims agreement with our previous President, dated October 12, 2004, we purchased a 100% interest in the FirstCorp claims. These claims consist of two adjacent claims in the Red Lake Mining District of Ontario, Canada for mineral claims of 1280 acres each located at the southwest end of what is known as the Confederation Lakes Area. Our claims straddle Highway 105, the Red Lake Highway that connects the Red Lake Mining District to the Trans Canada Highway near Vermillion Bay, Ontario, some 110 Kilometers (70 miles) south. We assumed a minimum work requirement of approximately US$ 10,000 (CD $12,800) by May 5, 2005 with the claims purchase. Instead of fulfilling the minimum work requirement we elected to hire a staking crew and re-stake the claims as they expired, saving nearly one-half of the amount of money required by the minimum expenditures and extending the period before any additional work requirements are necessary to May 20, 2007. Both claims are in good standing with the Province of Ontario.

ITEM 2.     DESCRIPTION OF PROPERTY.

The mailing address of our business is 254-16 Midlake Boulevard, Calgary, AB, Canada.  Our president has arranged office space for us at no charge. The cost of the donated premises is valued at $0 per month

We own no real estate holdings and we have no policy to acquire assets for possible capital gain or income.

ITEM 3.     LEGAL PROCEEDINGS.

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

We have applied to FINRA for quotation of our common stock on the NASD Bulletin but have yet to receive clearance and a trading symbol.

Holders of Common Stock

As of September 30, 2007, there were 29 registered shareholders of our common stock.

Dividends

We have not declared any dividends on our common stock since our inception. There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or bylaws. Colorado Revised Statutes (the “CRS”) provide certain limitations on our ability to declare dividends.

Recent Sales of Unregistered Securities

Our original incorporator and President, Inge Kerster was issued 750,000 shares of our common stock on December 27, 1997 for her time, effort and expense in forming First Corporation, at a deemed price of $0.001 per share. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Regulation S, Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

On April 1, 1999 two individuals, both non-US persons were issued 150,000 shares of our common stock each at a price of $0.002. These individuals are sophisticated investors and have knowledge and experience in financial and business matters that make them capable of evaluating

The offer and sale of such shares of our common stock were affected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Regulation S promulgated under the Securities Act.  The Investor acknowledged the following: Subscriber is not a United States Person, nor is the Subscriber acquiring the Shares directly or indirectly for the account or benefit of a United States Person.  None of the funds used by the Subscriber to purchase the Units have been obtained from United States Persons. For purposes of this Agreement, “United States Person” within the meaning of U.S. tax laws, means a citizen or resident of the United States, any former U.S. citizen subject to Section 877 of the Internal Revenue Code, any corporation, or partnership organized or existing under the laws of the United States of America or any state, jurisdiction, territory or possession thereof and any estate or trust the income of which is subject to U.S. federal income tax irrespective of its source, and within the meaning of U.S. securities laws, as defined in Rule 902(o) of Regulation S, means:

(i) any natural person resident in the United States; (ii) any partnership or corporation organized or incorporated under the laws of the United States; (iii) any estate of which any executor or administrator is a U.S. person; (iv) any trust of which any trustee is a U.S. person; (v) any agency or branch of a foreign entity located in the United States; (vi) any non-discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary for the benefit or account of a U.S. person; (vii) any discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary organized, incorporated, or (if an individual) resident in the United States; and (viii) any partnership or corporation if organized under the laws of any foreign jurisdiction, and formed by a U.S. person principally for the purpose of investing in securities not registered under the Securities Act, unless it is organized or incorporated, and owned, by accredited investors (as defined in Rule 501(a)) who are not natural persons, estates or trusts.

October 5, 2004 we issued to several individuals in the United States and Canada a total of 44,000 common shares @ $.50 per share. These shares were issued under Rule 504 of Regulation D for US residents and Regulation S for non-US subscribers. All of these investors are close friends, relatives or business acquaintances of Inge Kerster, our previous officer and director.  A complete list of these subscribers and their level of sophistication follows:

.

.   ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Management's Discussion and Analysis or Plan of Operation and other sections of this Annual Report constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

PLAN OF OPERATION

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

A magnetometer survey is often done before or coincidently with GPS surveys and mapping and grid layout.  Coast Mountain has recommended the magnetometer in order to insure that all of the work and expenditures was completed on or before May 20, our deadline for minimum expenditures.  At the same time our officers and directors advanced an additional $500 in order for the Company to pay some incidental accounting and administration expenses.  Other than the above, during the period from incorporation, December 27, 1995, to the date of this prospectus, we have raised capital through the sale of shares of our common stock and by funds advanced by our officers and directors in order to cover administrative expenses, the costs of the geological report and fund the cash payment for the purchase of the FirstCorp claims. Prior to the acquisition of the FirstCorp claims we investigated several business opportunities, mainly in the mining and fossil fuels exploration industry. Prices of both precious and base metals were severely depressed during most of the period from 1995  through late 2003 and all prospects presented to us were declined. Oil and gas prices were also relatively low which made North American exploration by a junior company impracticable. Fund raising during that period was also extremely difficult.

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

Subsequent to September 30, 2007 we were able to complete slightly more than the minimum amount of our public offering.  We received a net amount of $105,000 (after escrow fees and bank wire charges) from the sale of 707,000 common shares at $0.15 per share.  After audit fees we will have approximately $100,000 left to pursue our business plan. We have asked our geological consultants to review our project, taking into account our limited funds and the magnitude of our exploration project.  We are examining the possibility of entering into a joint venture agreement with another exploration company but can give assurance that we will find a concern that would add to our available funds and proceed along with us on the project.  We have yet to receive the re-evaluation report from our consultants.

RESULTS OF OPERATIONS

For the period from inception on December 27, 1995 we have had no revenues and have no expectation or earning any unless and until we discover a commercially viable mineral deposit and put it into production.

We anticipate our operating expenses will increase as we undertake our business plan. The increase will be attributable to our continuing with further exploration and any costs associated with our ongoing reporting requirements under the Exchange Act.

Net Loss

We incurred a loss in the amount of $77,334 for the period from inception to September 30, 2007. Our loss was attributable to the costs of operating expenses which primarily consisted of professional fees paid in connection with preparing and filing our Registration Statement on Form SB-2 and the amendments thereto.

Liquidity and Capital Resources

Working Capital
			Percentage
	At September 30, 2007	At September 30, 2006	Increase / (Decrease)
Current Assets	$ 117	$1,118	(89.53)
Current Liabilities	$35,155	$6,500	81.51
Working Capital (Deficit)

Cash Flows
	Year Ended September30
	2007	2006
Cash Flows Used In Operating Activities	$21,447	$(606)
Cash Flows Used In Investing Activities	0	0
Cash Flows Provided By Financing Activities	$20,500	0
Net Increase In Cash During Period

As at September 30, 2007, we had cash of $171 and a working capital deficit of $77,334.

Subsequent to the September 30, 2007 date of this filing as of December 31, 2007 we had cash in the amount of $101,110.

Future Financings

As of September 30, 2007, we had cash on hand of $171. Since our inception, we have used our common stock and loans from our Officers and Directors to raise money for our operations and for our acquisition of our claims. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended September 30, 2007, that there is substantial doubt that we will be able to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources be charged to operations as incurred.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, ”Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after September 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

SFAS 123R focuses primarily on the accounting for transactions in which an entity obtains employees services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the Implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

RISKS AND UNCERTAINTIES

If we do not obtain additional financing, our business will fail.

Our current operating funds are less than necessary to complete the exploration of our mineral claims, and therefore we will need to obtain additional financing in order to complete our business plan. As of June 7, 2007 we had cash on hand in the amount of $171. Our business plan calls for significant expenses in connection with the exploration of the FirstCorp claims. The phase one exploration program on the claims as recommended by our consulting geologist is estimated to cost approximately $ 50,000. Our officers and directors have advanced the sum of $20,500: $20,000 of was spent to complete the magnetometer survey and other work as recommended, with the additional $500 for accounting and administrative costs. We are proposing to repay the $20,000 advance out of the proceeds of this offering. We may require additional financing in order to complete the phase two activities. We were able to re-stake our claims and update our geological report for a lesser amount US$ 6,500 avoiding the minimum assessment of approximately $10,000 ($12,800 Cdn) required by the government of Ontario and extending the minimum assessment deadline to May 20, 2007 to keep our claims in good standing. This re-staking was done by a professional staking crew and was arranged by coast Mountain Geological Ltd., our geological consultants.  Coast Mountain also updated our geological reports.

Our Geological consultants completed the initial work before our deadline of May 20, 2007, completing the magnetometer survey and other mapping work and furnishing us with a report of their findings as outlined in phase 1 of our recommended exploration program. The US$ 20,000 advanced by our officers and directors will keep required assessment work current and our claims in good standing until May 20, 2008 and partially apply ($2,780 Cdn) to minimum work necessary on or before May 20, 2009. We plan on spending at least the balance of phase one projected expenditures (US $30,000) on our claims during 2007 as recommended by our independent geologist. If we cannot raise funds for the exploration expenditures, we must enter into a joint venture with another party, sell our claims completely or lose any interest in the FirstCorp claims. In the event of any of the above you could lose all or part of your investment in this offering.

Because we have only recently commenced business operations, we face a high risk of business failure and this could result in a total loss of your investment.

We have not commenced exploration of our claims, and have no way to evaluate the prospects our being able to operate our business successfully. We were incorporated on December 27, 1995, and subsequent to our organizational activities, we have attempted from time to time, to identify and obtain business opportunities. These efforts were not successful and no business plan was ever implemented until we were able to obtain our claims. We have not earned any revenues and we never achieved profitability. If you are considering being an investor you should be aware of the difficulties normally encountered by mineral exploration companies and the high rate of failure of such enterprises. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. We have no history upon which to base any assumption as to the likelihood that our business will prove successful, and we can provide no assurance to investors that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will likely fail and you will lose your entire investment in this offering.

Because our executive officers have only limited experience in mineral exploration and do not have formal training specific to the technicalities of mineral exploration, there is a higher risk our business will fail.

Todd Larsen, our President, Chief Executive Officer and a First Corporation director, has only limited experience as an officer or director of a mineral exploration company and he does not have formal training as a geologist, engineer or in the technical aspects of management of a mineral exploration company.  As a result of this inexperience, there is a higher risk of our being unable to complete our business plan for the exploration of our mineral claims. In addition, we will have to rely on the technical services of others with expertise in geological exploration in order for us to carry our planned exploration program. If we are unable to contract for the services of such individuals, it will make it difficult and maybe impossible to pursue our business plan. There is thus a higher risk that our operations, earnings and ultimate financial success could suffer irreparable harm and our business will likely fail and you will lose your entire investment in this offering.

Because of the speculative nature of mineral claims exploration, there is substantial risk that no commercially exploitable minerals will be found and our business will fail.

The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that the FirstCorp claims contains commercially exploitable reserves. Exploration for minerals is a speculative venture necessarily involving substantial risk. The exploration work that we intend to conduct on the FirstCorp claims may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected rock formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan and you would lose your entire investment in this offering.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. We currently have no such insurance and nor do we expect to get such insurance for the foreseeable future. If a hazard were to occur, the costs of rectifying the hazard may exceed our asset value and cause us to liquidate all our assets resulting in the loss of your entire investment in this offering.

If we discover commercial reserves of precious metals on our mineral claims, we can provide no assurance that we will be able to successfully place the mineral claims into commercial production.

Our mineral claims do not contain any known bodies of ore. If our exploration programs are successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to place the mineral claims into commercial production. In such an event, we may be unable to obtain any such funds or to obtain such funds on terms that we consider economically feasible and you may lose your entire investment in this offering.  Because of the magnitude of putting a proven ore body into commercial production, we could well be faced with entering into some form of joint venture agreement with a large mining concern that has the resources and expertise in developing a mine.  Should this be the case First Corporation would be forced to give up control and accept a minority position in the venture.  This could negatively affect the value of your shares.

Because access to our mineral claims could be restricted by inclement weather, we could be delayed in our exploration and any future mining efforts.

We are extremely fortunate that our mineral claims are bisected by a fully improved provincial highway and are further accessible by a series of roads and trails that were left from past logging activity. However, we at all times run the risk of heavy snows, extremely heavy rains that could wash out the highway or make movement on the claims difficult or impossible.  If this should occur it would possibly delay getting proper equipment on the claims and proper location of that equipment.  This could result in serious delays to our exploration.  We had assumed previously that access would be limited to May through October as is usual in the Canadian north.  Because of the paved highway running through and several roads and trails throughout our claims that were built originally for heavy logging trucks, we will have access on a year-round basis, subject always to extreme weather conditions.

As we undertake exploration of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated time and cost of our exploration program.

There are several governmental regulations that materially restrict the exploration of minerals. We will be subject to the Mining Act of the Province of Ontario as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our time and costs of doing business and prevent us from carrying out our exploration program.

If we do not obtain clear title to our mineral claims, our business may fail.

While we have obtained geological reports with respect to our mineral claims, this should not be construed as a guarantee of title. The claims may be subject to prior unregistered agreements or transfers or native land claims, and title may be affected by undetected defects. The FirstCorp claims have not been surveyed and therefore, the precise location and boundaries of the claims may be in doubt. We will likely complete a survey on the claims as part of the proposed phase two exploration work program. If the survey results are defective, we could lose all right and title to the ground now held by the mineral claims. There may be legal remedies against Ruza Resources Ltd. and its principal stockholder, Jaroslav Ruza, if the representations and warranties provided in the agreement are not accurate. However, there are no assurances of legal success and there are no assurances, if a legal claim was successful, that we would be compensated adequately to cover the losses on your investment in this offering.

Because market factors in the mining business are largely out of our control, we may not be able to market any ore that may be found.

The mining industry, in general, is intensively competitive and we can provide no assurance to investors even if commercial quantities of ore are discovered that a ready market will exist for the sale of any ore found.  Numerous factors beyond our control may affect the marketability of any substances discovered. These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in our not receiving an adequate return on invested capital and you may lose your entire investment in this offering.

Our President and Chief Executive Officer Has Complete Control of The Company and May Make Arbitrary Decisions that May Have a Negative Effect on Other Shareholders.

Todd Larsen, President and CEO of First Corporation owns Seven Million, Five Hundred Thousand (7,500,000) if the Twelve Million, Two Hundred and Seventeen Thousand (12,217,000) issued and outstand shares of common stock.  This equates to 61.37 % of the shares issued. Mr. Larsen will have the ability at all times to direct our affairs in a manner that he sees fit and that may be in direct contrast to the interests of the other stockholders. This fact should be seriously considered before making any investment in our enterprise.

If We Do Not Discover a Commercially Viable Mineral Deposit on Our Claims and Start Production We Will Have No Revenues, an Event That May Never Happen or May Take Years To Happen.

First Corporation is a junior exploration concern.  That means that our function is to explore, investigate and assess a mineral claims before any decision is made as to its viability as a producer let alone developing it as a mine.  There are a minimum of three extensive steps in the exploration process.  Each step requires increasing amounts of funding.  If and when management and our consultants determine that we have commercial claims we face a critical decision: whether to seek the immense amount of capital necessary and proceed to develop a producing claims on our own or to seek an alliance with one or more large mining companies that have the experience, personnel and financial depth to carry forward the creation of a producing mine.  Until we see the production of actual ore from our claims we will see no revenues.  Any investment decision based on revenues should take all of the above factors into consideration.

There is no liquidity and no public market for our common stock and it may prove impossible to sell your shares.

There is currently no market for our common stock and we can provide no assurance that a market will develop. We currently plan to apply for listing of our common stock on the NASD over the counter bulletin board upon the effectiveness of the registration statement of which this prospectus forms a part.

However, we can provide investors with no assurance that our shares will be traded on the bulletin board or, if traded, that a public market will materialize.  If no market is ever developed for our shares, it will be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

Our Auditors have expressed substantial doubt about our ability to continue as a “going concern”.

The accompanying financial statements have been prepared assuming that we will continue as a going concern.  As discussed in Note 1 to the financial statements, we were incorporated on December 27, 1995, and we do not have a history of earnings, which raises substantial doubt about our ability to continue as a going concern. Our management's plans in regard to this matter are described in Note 6. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We Do Not Intend To Pay Dividends In The Near Future.

Our board of directors determines whether to pay dividends on our issued and outstanding shares. The declaration of dividends will depend upon our future earnings, our capital requirements, our financial condition and other relevant factors. Our board does not intend to declare any dividends on our shares for the foreseeable future.

Because Our Stock Is A Penny Stock, Stockholders Will Be More Limited In Their Ability To Sell Their Stock.

The shares of our common stock constitute “penny stocks” under the Exchange Act. The shares will remain classified as a penny stock for the foreseeable future. The classification as a penny stock makes it more difficult for a broker/dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker/dealer engaged by the purchaser for the purpose of selling his or her shares will be subject to rules 15g-1 through 15g-10 of the Exchange Act. Rather than having to comply with these rules, some broker-dealers will refuse to attempt to sell a penny stock.

The "penny stock" rules adopted by the SEC under the Exchange Act subjects the sale of the shares of our common stock to certain regulations which impose sales practice requirements on broker/dealers. For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Included in this document are the following:

(i)	the bid and offer price quotes in and for the "penny stock", and the number of shares to which the quoted prices apply;

(ii)	the brokerage firm's compensation for the trade; and

(iii)	the compensation received by the brokerage firm's sales person for the trade.

                 In addition, the brokerage firm must send the investor:

(i)	a monthly account statement that gives an estimate of the value of each "penny stock" in the investor's account; and

(ii)	a written statement of the investor's financial situation and investment goals.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Legal remedies, which may be available to you as an investor in "penny stocks", are as follows:

(i)	if "penny stock" is sold to you in violation of your rights listed above, or other federal or states securities laws, you may be able to cancel your purchase and get your money back.

(ii)	if the stocks are sold in a fraudulent manner, you may be able to sue the persons and firms that caused the fraud for damages.

(iii)	if you have signed an arbitration agreement, however, you may have to pursue your claim through arbitration.

If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker/dealer, the broker/dealer must also approve  the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker/dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the SEC's rules may limit the number of potential purchasers of the shares of our common stock.

ITEM 7.     FINANCIAL STATEMENTS.

FIRST CORPORATION

(A Development Stage Company)

FINANCIAL STATEMENTS

For the year ended September 30, 2007

CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F2

Balance Sheets	F3

Statements of Operations	F4

Statement of Changes in Shareholders' Equity	F5

Statements of Cash Flows	F6

Notes to Financial Statements	F7-13

FIRST CORPORATION

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

AS AT SPTEMBER 30, 2007 AND 2006

ASSETS
	September 30,	September 30,
	2007	2006

Current Assets:
Cash	$ 171	$ 1,118

Total Current Assets	171	1,118

Total Assets	$ 171	$ 1,118

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$ 8,155
Advances from shareholder	27,000	6,500
Total Current Liabilities	35,155	6,500

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 10,000,000, none issued	-
Common stock, $.001 par value; 100,000,000 shares authorized
11,510,000 shares issued and outstanding at
September 30, 2007 and 2006, respectively	11,510	11,510
Additional paid in capital	30,840	30,840
Deficit accumulated during the exploration stage	(77,334)	(47,732)

Total Stockholders' Equity (Deficit)	(34,984)	(5,382)

Total Liabilities and Stockholders' Equity (Deficit)	$ 171	$ 1,118

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

FIRST CORPORATION

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

AND FOR THE PERIOD DECEMBER 27, 1995 (INCEPTION)

THROUGH SEPTEMBER 30, 2007

			From December 27, 1995
			(Date of inception
			of exploration stage)
	2007	2006	to September 30, 2007

Revenue:	$ -	$ -	$ -
Total Revenue	-	-	-

Operating Expenses:
Mineral exploration costs	20,000	-	30,700
Write off mineral claims	-	-	15,000
General & administrative	9,602	606	31,634
Total Operating Expenses	29,602	606	77,334

NET LOSS	$ (29,602)	$ (606)	$ (77,334)

Weighted Average Shares
Common Stock Outstanding	11,510,000	11,510,000

Net Loss Per Share
(Basic and Fully Dilutive)	(0.00)	(0.00)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

FIRST CORPORATION

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDER EQUITY (DEFICIT)

AS AT SEPTEMBER 30, 2007

	Preferred Stock			Common Stock
	10,000,000 shares authorized			100,000,000 shares authorized		Additional	Deficit accumulated
	shares	Par Value	Share		Par Value	Paid-In	during the exploration
.		$.001 per share	Issued		$.001 per share	Capital	stage	Total

BALANCE- December 27, 1995 (inception)	-	$-	-	$ -	$ -	$ -	$ -
Issuance of common stock in exchange for services	-	-	3,750,000	3,750	(3,000)	-	750
Net loss	-	-	-	-	-	(750)	(750)
BALANCE- September 30, 1996	-	-	-	-	-	(750)	-
Net loss	-	-	-	-	-	-	-
BALANCE- September 30, 1997	-	-	-	-	-	(750)	-
Net loss	-	-	-	-	-	-	-
BALANCE- September 30, 1998	-	-	-	-	-	(750)	-
Issuance of common stock for cash at $.002 per share	-	-	1,500,000	1,500	(900)	-	600
Net loss	-	-	-	-	-	-	-
BALANCE- September 30, 1999	-	-	5,250,000	5,250	(3,900)	(750)	600
Net loss	-	-	-	-	-	-	-
BALANCE- September 30, 2000	-	-	-	-	-	(750)	600
Net loss	-	-	-	-	-	-	-
BALANCE- September 30, 2001	-	-	-	-	-	(750)	600
Net loss	-	-	-	-	-	-	-
BALANCE- September 30, 2002	-	-	-	-	-	(750)	600
Net loss	-	-	-	-	-	-	-
BALANCE- September 30, 2003	-	-	5,250,000	5,250	(3,900)	(750)	600
Issuance of common stock for cash at $.50 per share	-	-	220,000	220	21,780	-	22,000
BALANCE- September 30, 2004	-	-	5,470,000	5,470	17,880	(750)	22,600
Issuance of common stock for services rendered	-	-	12,500,000	12,500	2,500	-	15,000
Issuance of common stock for cash at $.25 per share	-	-	40,000	40	3,960	-	4,000
Cancellation of shares	-	-	(6,500,000)	(6,500)	6,500	-	-
Net loss	-	-	-	-	-	(46,376)	(46,376)
BALANCE- September 30, 2005	-	-	11,510,000	11,510	30,840	(47,126)	(4,776)
Net loss	-	0	-	-	-	(606)	(606)
BALANCE-September 30, 2006	-	-	11,510,000	11,510	30,840	(47,732)	(5,382)
Net loss	-	-	-	-	-	(29,602)	(29,602)
BALANCE- September 30, 2007	-	0	11,510,000	$ 11,510	30,840	$(77,334)	$ (34,984)

FIRST CORPORATION

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

AND FOR THE PERIOD DECEMBER 27, 1995 (INCEPTION)

THROUGH SEPTEMBER 30, 2007

			From December 27, 1995
			(Inception)
			to September 30,
	2007	2006	2007
Cash Flows Used in Operating Activities:
Net Loss	$ (29,602)	$ (606)	$ (77,334)
Adjustments to reconcile net (loss) to net cash provided
by operating activites:
Issuance of stock for services rendered			15,750
Write off mineral claims			15,000
Changes in operating assets and liabilites
Increase in accounts payable	8,155		8,155

Net Cash Used in Operating Activities	(21,447)	(606)	(38,429)

Cash Flows from Investing Activities:
Acquisition mineral claims			15,000
Net Cash Provided by Investing Activities			(15,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party			15,000
Repayment of note payable to related party			(15,000)
Advance from shareholder	20,500		27,000
Issuance of common stock			26,600
Net Cash Provided by Financing Activities	20,500		53,600

Net Increase (Decrease) in Cash	(947)	(606)	171

Cash at Beginning of Year	1,118	1,724	-

Cash at End of Year	$ 171	$ 1,118	$ 171

Non-Cash Investing & Financing Activities
Issuance of stock for services			$ 15,750

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIOAL STATEMENTS

FIRST CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS AT SEPTEMBER 30, 2007

NOTE 1 – NATURE AND PURPOSE OF BUSINESS

First Corporation (the “Company”) was incorporated under the laws of the State of Colorado on December 27, 1995.  The Company’s activities to date have been limited to organization and capital formation.  The Company is “an exploration stage company” and has acquired a series of mining claims for exploration and formulated a business plan to investigate the possibilities of a viable mineral deposit.

NOTE 2 – NATURE OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

REVENUE RECOGNITION

The Company considers revenue to be recognized at the time the service is performed.

USE OF ESTIMATES

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from these estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s short-term financial instruments consist of cash and cash equivalents and accounts payable.  The carrying amounts of these financial instruments approximate fair value because of their short-term maturities.  Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash.  During the year the Company did not maintain cash deposits at financial institution in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation.  The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

EARNINGS PER SHARE

Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrant.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period.  Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect.

INCOME TAXES:

The Company uses the asset and liability method of accounting for income taxes as required by SFAS No. 109 “Accounting for Income Taxes”.  SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities.  Deferred income tax assets and liabilities are computed annually for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

Deferred income taxes may arise from temporary differences resulting from income and expanse items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.  The Company had no significant deferred tax items arise during any of the periods presented.

CONCENTRATION OF CREDIT RISK:

The Company does not have any concentration of related financial credit risk.

RECENT ACCOUNTING PRONOUNCEMENTS:

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact to its financial statements.

NOTE 3 – MINERAL CLAIMS

The Company has entered into an option agreement, dated October 14, 2004 to acquire a 100% interest in a total of two mineral claims located in the Red Lake Mining District in Ontario, Canada.

The property was acquired for $15,000 in cash.  These costs have been expensed as exploration costs during the year ended September 30, 2005.

NOTE 4 – COMMON STOCK

On October 10, 2004 the Company effected a two for one stock split for all outstanding shares of stock at that date.  On September 5, 2005 the Company effected a five for two stock split for all outstanding shares of stock at that date.  These stock splits have been retroactively reported in the shareholders equity as if the stock splits occurred at inception.

In December, 1995 the Company issued 3,750,000 shares of its common stock to a shareholder in exchange for services.  The shares were valued at $.002 per share for an aggregate of $600.

In April, 1999 the Company issued 1,500,000 shares of common stock in exchange for cash.  The shares were valued at $.0004 per share for an aggregate of $600.

In September, 2004 the Company issued 220,000 shares of common stock in exchange for cash.  The shares were valued at $.10 per share for an aggregate of $22,000.

In October, 2004 the Company issued 12,500,000 shares in exchange for services rendered.  The shares were valued at $.0012 per share for an aggregate of $15,000.

In December, 2004 the Company issued 40,000 shares in exchange for cash.  The shares were valued at $.10 per share for an aggregate of $4,000.

In September, 2005 two shareholders/officers cancelled 6,500,000 shares of stock that had previously been issued for services rendered.

NOTE 5 – RELATED PARTY TRANSACTIONS

In June of 2004 an entity related by common control advanced $15,000 in cash to the Company.  The balance was repaid in September of 2004.

In May of 2005 a shareholder of the Company advanced $6,500 to the Company for the payment of certain exploration casts.  The advance bears no interest rate and is payable upon demand.

In October of 2004 the Company issued 12,500,000 shares to the Company’s president for services rendered.  Also, in October of 2004 the Company acquired mineral claims from this same individual by paying cash in the amount of $15,000.  This transaction is also described in Note 3 to the financial statements.

During the year ended September 30, 2005, a shareholder advanced the Company $6,500 to assist the Company with working capital.  During the year ended September 30, 2007, this shareholder advance an additional $20,500 to the Company.  These advances do not carry an interest rate, do not have a maturity date and are payable to the shareholder upon demand.

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $77,324 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations form the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls And Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are, as of the date covered by this Annual Report, effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer have determined that there have been no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B.     OTHER INFORMATION.

None.

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors, Executive Officers, Promoters and Control Persons

Directors:

Name of Director Age

Todd S. Larsen 44

Sheryl Cousineau 31

Executive Officers:

Name of Officer Office

Todd Larsen Director, President and CEO since January 31, 2006

Sheryl Cousineau Sheryl Cousineau Director and Secretary/ Treasurer since December 21, 2003

The following describes the business experience of our directors and executive officers, including other directorships held in reporting companies:

Todd Larsen, President and Chief Executive Officer and Director

Todd Larsen became the President and Chief Executive Officer of First Corporation on January 31, 2006.

August 1995 – Present

Mr. Larsen founded and serves as Managing Partner of GSA International Forwarders, Calgary, AB.  He manages all operations including shipping of over 1,500 international shipping containers each year.

His duties include and have included since the Company’s Inception in 1995, the hiring and training of all administration, sales and operational staff.  He also conducts spot freight negotiations and prepares all sales forecasting and budgeting.

April 1990 – August 1995 Senior Freight Forwarder, Trans Global Transportation Services, Ltd., Calgary, AB. Mr. Larsen managed all of the high volume accounts while employed by Trans Global and negotiated spot and contract rates with ocean, air and ground carriers across North America.  He also supervised account traffic operations to insure correct shipment booking and routing.  He developed Trans Global’s computer network and developed their software.  He was also involved with sales budgeting, staff training, billing and payable approval and costing analysis.

Mr. Larsen holds a Bachelor of Arts degree in Economics with Management emphasis from the University of Calgary, Calgary, Alberta.

Mr. Larsen anticipating spending two hours a day or 20% of his time to the affairs of the registrant when phase one of the exploration program as recommended by our Professional Geologist is commenced, is completed and if or when we determine that we will proceed with phase two. Should phase 2 be proceeded with, he would spend 30% of his time on our affairs

Sheryl Cousineau, Chief Financial Officer, Secretary, Treasurer and Director

Ms. Sheryl Cousineau became a director of our company on December 21, 2003 and currently devotes approximately one hour per day to affairs of First Corporation. Upon the commencement of phase 1 and during phase 2 her time devoted to our affairs would be expanded to three ours or more, mainly involved with office administration and assisting Mr. Larsen in his duties.

1994 - 1999  Ms. Cousineau was employed as a teacher’s assistant with the Toronto Board of Education. Among her duties she assisted with both junior and senior kindergarten as well as special needs children. Part of her duties included planning of activities and snacks, did outside playtime duty and assisted children with assignments.

1999 - 2000 Ms. Cousineau was in the Management Training Program of Hidden Hitch, Ltd. in Huntsville, Ontario.  The training program entailed hands-on experience in various departments including assembly line, quality control, packaging, shipping and receiving and painting.

2000- 2001  Assistant Sales Manager EXL Systems of Canada.  Ms. Cousineau office trained and on-site trained sales people marketing a high-end cleaning and air purifying product.

2001 – 2002 Assistant Manager – Hostess Muskoka on the Rocks, Huntsville, Ontario.  Duties included supervising bar activities, inventory, customer greeting and assuring fine dining atmosphere.

In September, 2002, Ms. Cousineau moved to Calgary, Alberta to become the Sales and Promotion Manager of VIP Magazine, a publication targeting high income consumers.  The magazine ceased publication and all operations in April 2004.

Beginning in August, 2004 Ms. Cousineau became General Manager of Fish Creek Market, Calgary, Alberta.  Her duties cover personnel, ordering, banking, advertising and all other duties entailed in running a very successful specialty supermarket.

Ms. Cousineau will spend about four hours a week or 10% of her time on our affairs until this registration statement becomes effective.

Committees of The Board Of Directors

Our Board of Directors does not maintain a separately-designated standing audit committee. As a result, our entire Board of Directors acts as our audit committee. Our Board of Directors has determined that we do not presently have a director who meets the definition of an “audit committee financial expert.” We believe that the cost related to appointing a financial expert to our Board of Directors at this time is prohibitive. Our Board of Directors presently do not have a compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees.

Terms of Office

Our directors are appointed for one-year terms to hold office until the next annual general meeting of the holders of our common stock or until removed from office in accordance with our by-laws. Our officers are appointed by our Board of Directors and hold office until removed by our Board of Directors.

Compliance with Section 16(A) Of The Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than ten percent of our equity securities (collectively, the “Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, there were no Reporting Persons who failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10.     EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers and directors for all services rendered in all capacities to us since inception on April14, 2004.

		Annual Compensation				Long Term Compensation
Name	Title	Year Ended	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)	All Other Compen- sation
Todd Larsen Sheryl Cousineau	Chief Executive Officer, President, & Director Chief Financial Officer,	2007 2006 2005 2007 2006 2005	nil nil nil nil nil nil	nil nil nil nil nil nil	nil nil nil nil nil nil	nil nil nil nil nil nil	nil nil nil nil nil nil	nil nil nil nil nil nil	nil nil nil nil nil nil

Except as described above, no other compensation has been paid to, awarded to, or earned by any of our executive officers or directors from our inception.

Employment Contracts

We do not have currently any employment contract with our officers and directors

Stock Option Grants

We did not grant any stock options to the executive officers or directors during our most recently completed fiscal year ended September 30, 2007, and we have not granted any stock options since our inception.

Compensation Arrangements

We do not pay to our directors or officers any salaries or consulting fees. We anticipate that compensation may be paid to our officers in the future. Pursuant to SAB topic 1:B(1) and the last paragraph of SAB 5:T, we are required to report all costs of conducting our business.

Accordingly, we record the fair value of contributed executive services provided to us at no cost as compensation expense, with a corresponding increase to additional paid-in capital, in the year which the services are provided. We do currently do not have any agreements for the compensation of our consultants.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to us to beneficially own more than 5% of our outstanding common stock as of June 30, 2006, and by the officers and directors, individually and as a group.  Except as otherwise indicated, all shares are owned directly.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial owner	Percent of class
Common Stock	Todd Larsen* 156 Mt. Robson Circle Calgary, AB T2Z 2C1	7,500,000	61.39
Common Stock	Sheryl Cousineau** 16125 Shawbrooke Road, SW Calgary, AB T2Y 3B3	2,000,000	16.37
Common Stock	All executive officers and directors as a group (one person)	9,500,000	77.76

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.

In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this Annual Report. As of September 30, 2007, we had 12,217,000 shares of common stock issued and outstanding.

Security Ownership of Management

We are not aware of any arrangement that might result in a change in control in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

EQUITY COMPENSATION PLAN INFORMATION AS AT SEPTEMBER 30, 2007
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	Nil	N/A	N/A
Equity Compensation Plans not approved by security holders	Nil	N/A	N/A
Total	Nil	N/A	N/A

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as disclosed below, none of the following parties has, during the last two years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•

Any of our directors or officers;

•

Any person proposed as a nominee for election as a director;

•

Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

•

Any of our promoters; and

•

Any relative or spouse of any of the foregoing persons who has the same house as such person.

ITEM 13.     EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1

Articles of Incorporation*

3.4

Bylaws*

10.1

Acquisition Agreement  *

10.2

 Amending Agreement*

31.1

Certification of Chief Executive Officer as adopted pursuant to Section 302 of the       Sarbanes-Oxley Act of 2002.

31.2

 Certification of Chief Financial Officer as adopted pursuant to Section 302 of the       Sarbanes-Oxley Act of 2002

32.1

Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended September 30, 2007 and September 30, 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended September 30, 2007	Year Ended September 30, 2006
Audit Fees	$5,500	3,875
Audit Related Fees	2,250	1,875
Tax Fees	-	-
All Other Fees	-	-
Total	$7,750	5,750

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CORPORATION

Date:	January 8, 2008	By:	/s/ Todd Larsen
Todd Larsen
Chief Executive Officer,
President, and Director

Date:	January 8, 2008	By:	Sheryl Cousineau
Sheryl Cousineau
Chief Financial Officer, Principal Accounting Officer
Secretary/Treasurer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 8, 2008	:	/s/ Todd Larsen
Todd Larsen
Chief Executive Officer, President and Director

s/s Sheryl Cousineau
Chief Financial Officer, Principal Accounting Officer
Secretary/Treasurer and Director