Form 10QSB/A
period 2007-06-30
FIRST CORP /CN/
filed 2008-01-31
CIK 1136463

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No [X]

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

Dated January 31, 2008

/s/ Todd Larsen

     Todd Larsen, President, Director and Chief Executive Officer

     /s/ Sheryl Cousineau

           Sheryl Cousineau, Secretary/Treasurer, Director and Principal Accounting Officer

5