Form 10KSB/A
period 2007-09-30
FIRST CORP /CN/
filed 2008-01-31
CIK 1136463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

FIRST CORPORATION

Date:	January 31, 2008	By:	/s/ Todd Larsen
Todd Larsen
Chief Executive Officer,
President, and Director

Date:	January 31, 2008	By:	Sheryl Cousineau
Sheryl Cousineau
Chief Financial Officer, Principal Accounting Officer
Secretary/Treasurer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 31, 2008	:	/s/ Todd Larsen
Todd Larsen
Chief Executive Officer, President and Director

s/s Sheryl Cousineau
Chief Financial Officer, Principal Accounting Officer
Secretary/Treasurer and Director