Form 10QSB
period 2007-12-31
FIRST CORP /CN/
filed 2008-02-11
CIK 1136463

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q SB/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

As of the date of this report the Registrant had 12,217,000 shares issued and outstanding

Item 1.

FIRST CORPORATION

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

December 31, 2007

(Unaudited)

FIRST CORPORATION

(An Exploration Stage Company)

BALANCE SHEETS

December 31, 2007 and September 30, 2007

 (Prepared by Management)

		December 31,	September 30,
		2007	2007
ASSETS
Current Cash		$ 101,281	$ 171

Total Current Assets		101,281	171
		_____________	_____________
Total Assets		$ 101,281	$ 171

LIABILITIES

Current
Accounts Payable		9,005	8,155
Advance from Shareholder		27,000	27,000
Total Current Liabilities		36,005	35,155

STOCKHOLDERS’ DEFICIENCY

Preferred stock
10,000,000	shares authorized, $0.001 par value
None issued
Common stock
100,000,000	shares authorized, $0.001 par value
12,217,000	shares issued	12,217	11,510
Additional paid-in capital		136,183	30,840
Deficit accumulated during the development stage		(83,124)	(77,334)

Total Stockholders Equity (Deficit)		65,276	(34,984)

		$ 101,281	$ 171

SEE ATTACHED NOTES

FIRST CORPORATION

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

for the three and six months ended December 31, 2007 and 2006 and for the period December 27, 1995 (Inception) to December 31, 2007

 (Prepared by Management)

        December 27, 1995

 Three Months ended

(Inception) through

      December 31

              December 31                      December 31

	2007	2006	2007
Expenses
Mineral exploration costs	$ -	$ -	$ 30,700
Write off mineral claim	-	-	15,000
General and administrative	5790	375	37,424

Total Operating Expenses	5,790	375	83,124

Net Loss	$ (5,790)	$ (375)	$ (83,124)

Weighted Average Common Shares Outstanding	11,863,500	11,510,000

Net Loss Per Share (Basic and Fully Dilutive)	(0.00)	(0.00)

SEE ATTACHED NOTES

FIRST CORPORATION

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

for the three months ended December 31, 2007 and 2006

and for the period December 27, 1995 (Inception) to December 31, 2007

 (Prepared by Management)

			December 27, 1995
			(Inception)
	Three months ended		To
	December 31,		December 31,
	2007	2006	2007
Operating Activities
Net loss for the period	$ (5,790)	$ (375)	$ (82,124)
Adjustments to reconcile Net (loss) to Net Cash Provided by Operating Activities:
Changes in Operating Assets and Liabilities
Increase in Accounts Payable	850		9,005

Net Cash Used in Operating Activities	(4,940)	(375)	(43,369)

Cash Flows from Investing Activities			-
Acquisition mineral claims	-	-	(15,000)
Net Cash Provided by Investing Activities	-	-	(15,000)

Cash Flows from Financing Activities
Proceeds from note payable to related party	-	-	15,000
Repayment of note payable to related party	-	-	(15,000)
Advance from shareholder	-	-	27,000
Issuance of common stock	106,050	-	132,650
Net Cash Provided by Financing Activities	106,050	-	159,650

Increase (decrease) in cash during the period	101,110	(375)	101,281

Cash, beginning of the period	171	1,118	-

Cash, end of the period	$ 101,281	$ 743	$ 101,281

Non-cash Investing and Financing Activities
Issuance of stock for Services	$	$	$ 15,750

SEE ATTACHED NOTES

 FIRST CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 1 – BASIS OF PRESENTATION

The interim financial statements of First Corporation (the Company) for the three months ended December 31, 2007 and 2006 and for the period from date of inception on December 27, 1995 to December 31, 2007 are not audited.  The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all of the disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of December 31, 2007 and 2006 and the results of its operations and cash flows for the three months ended December 31, 2007 and 2006 and for the period from the date of inception on December 27, 1995 to December 31, 2007.  The results of operations for the three months ended December 31, 2007 and 2006 are not necessarily indicative of the results for a full year period.

NOTE 2 – NATURE AND PURPOSE OF BUSINESS

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

NOTE 3 – NATURE OF SIGNIFICANT ACCOUNTING POLICIES

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

RECENT ACCOUNTING PRONOUNCEMENTS:

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact to its financial statements

NOTE 4 – MINERAL CLAIMS

The Company has entered into an option agreement, dated October 14, 2004 to acquire a 100% interest in a total of two mineral claims located in the Red Lake Mining District in Ontario, Canada.

The property was acquired for $15,000 in cash.  These costs have been expensed as exploration costs during the year ended September 30, 2005.

NOTE 5 – COMMON STOCK

On October 10, 2004 the Company affected a two for one stock split for all outstanding shares of stock at that date.  On September 5, 2005 the Company affected a five for two stock split for all outstanding shares of stock at that date.  These stock splits have been retroactively reported in the shareholders equity as if the stock splits occurred at inception.

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

In December, 2007 the Company issued 707,000 shares in exchange for cash.  The shares were valued at $ .15 per share.

NOTE 6 – RELATED PARTY TRANSACTIONS

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

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $ 83,124 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations form the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Our registration statement on Form SB2 was declared effective on July 8, 2007 and we were successful in completing slightly more than the minimum required under the terms of our prospectus, 707,000 shares at $0.15 per share for an aggregate amount of $106,050.

 PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Changes in Securities

On November 14th, 2007 the registrant authorized the issue of 707,000 shares of its common stock to

Several individuals at $0.15 per share for a total of $106,050, exceeding the minimum subscription as outlined in its prospectus.  A Report on Form 8K is attached as Exhibit 99.1

Item 3.     Defaults Upon Senior Securities

Not Applicable

Item 5.  Other Events

None

Item 6.  Exhibits and Reports on Form 8K

Exhibit  31.1  Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2003.

Exhibit 31.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2003.

Exhibit 32.2  Certifications of CEO And CFO Pursuant To Section 906 Of The Sarbanes-Oxley Act

Exhibit  99.1  Report on Form 8K

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

FIRST CORPORATION

Dated February 11, 2008

/s/ Todd Larsen

     Todd Larsen, President, Director and Chief Executive Officer

     /s/ Sheryl Cousineau

           Sheryl Cousineau, Secretary/Treasurer, Director and Principal Accounting Officer

8