Form 10QSB
period 2008-03-31
FIRST CORP /CN/
filed 2008-05-08
CIK 1136463

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q SB/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Common equity as of the last practicable date: 12,217,000 shares

Transitional Small Business Disclosure Format (check one)  Yes ___  No    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]  No [ ]

As of the date of this report the Registrant had 12,217,000  shares issued and outstanding

Item 1.

FIRST CORPORATION

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

FIRST CORPORATION

(An Exploration Stage Company)

BALANCE SHEETS

March 31, 2008 and September 30, 2007

 (Prepared by Management)

		Marc 31,	September 30,
		2008	2007
ASSETS
Current Cash		$ 62,661	$ 171

Total Current Assets		62,661	171
		_____________	_____________
Total Assets		$ 62,661	$ 171

Current
Accounts Payable		145	8,155
Advance from Shareholder		500	27,000
Total Current Liabilities		645	35,155

Preferred stock
10,000,000	shares authorized, $0.001 par value
None issued
Common stock
100,000,000	shares authorized, $0.001 par value
12,217,000	shares issued	12,217	11,510
Additional paid-in capital		136,183	30,840
Deficit accumulated during the development stage		(86,384)	(77,334)

Total Stockholders Equity (Deficit)		62,016	(34,984)

Total Liabilities and Stockholders’ Equity		$ 62,661	$ 171

SEE ATTACHED NOTES

FIRST CORPORATION

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

for the Six and six months ended March 31, 2008 and 2006

and for the period March 27, 1995 (Inception) to March 31, 2008

 (Prepared by Management)

                 March 27, 1995

                                     (Inception)

      Three Months Ended                Six Months Ended

           through

                 March 31                               March 31                    March 31

	2008	2007	2008	2007	2008

Revenue	$ -	$ -	$ -	$ -	$ -

Operating Expenses
Mineral exploration costs	-	-	-	-	30,700
Write off mineral claim	-	-	-	-	15,000
General and administrative	3,260	4,045	9,050	4,420	40,684

Total Operating Expenses	3,260	4,045	9,050	4,420	86,384

Net Loss	(3,260)	(4,045)	(9,050)	(4,420)	(86,384)

Weighted Average Common Shares Outstanding	12,217,000	11,510,000	11,981,333	11,510,000

Net Loss Per Share (Basic and Fully Dilutive)	(0.00)	(0.00)	(0.00)	(0.00)

SEE ATTACHED NOTES

FIRST CORPORATION

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

for the Six months ended March 31, 2008 and 2006

and for the period March 27, 1995 (Inception) to March 31, 2008

 (Prepared by Management)

		March 27, 1995
			(Inception)
	Six months ended		To
	March 31,		March 31,
	2008	2007	2008
Operating Activities
Net loss	$ (9,050)	$ (4,420)	$ (86,384)
Adjustments to reconcile Net (loss) to Net Cash Provided by Operating Activities:
Changes in Operating Assets and Liabilities
Accounts Payable	(8,010)	4,025	145
Issuance of stock for services rendered	-	-	15,750
Write off of mineral claims	-	-	15,000

Net Cash Used in Operating Activities	(17,060)	(395)	(55,489)

Cash Flows from Investing Activities
Acquisition mineral claims	-	-	(15,000)
Net Cash Provided by Investing Activities	-	-	(15,000)

Cash Flows from Financing Activities
Proceeds from note payable to related party	-	-	15,000
Repayment of note payable to related party	-	-	(15,000)
Advance from shareholder	-	-	27,000
Repayments to shareholder	(26,500)	-	(26,500)
Issuance of common stock for cash	106,050	-	132,650
Net Cash Provided by Financing Activities	79,950		133,150

Increase (decrease) in cash during the period	62,490	(395)	62,661

Cash, beginning of the period	171	1,118	-

Cash, end of the period	$ 62,661	$ 723	$ 62,661

Non-cash Investing and Financing Activities
Issuance of stock for Services	$ -	$ -	$ 15,750

SEE ATTACHED NOTES

 FIRST CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008

NOTE 1 – BASIS OF PRESENTATION

The interim financial statements of First Corporation (the Company) for the three and six months ended March 31, 2008 and 2007 and for the period from date of inception on December 27, 1995 to March 31, 2008 are not audited.  The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all of the disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of March 31, 2008 and 2007 and the results of its operations and cash flows for the three and six months ended March 31, 2008 and 2007 and for the period from the date of inception on December 27, 1995 to March 31, 2008.  The results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results for a full year period.

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

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $ 86,384 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations form the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Our officers and directors advanced the sum of $20,000 to complete the Magnetometer survey and other work as outlined in phase one of our proposed exploration program which is estimated to be $20,000.  Our geological consultant, Coast Geological Ltd. of Vancouver, BC has informed us that they have completed this work on our claims. Completion was duly reported by Coast Mountain to the Province of Ontario and a receipt acknowledging this work has been received.

A magnetometer survey is often done before or coincidently with GPS surveys and mapping and grid layout.  Coast Mountain has recommended the magnetometer in order to insure that all of the work and expenditures were completed on or before May 20, 2007, our deadline for minimum expenditures.  At the same time our officers and directors advanced an additional $500 in order for the Company to pay some incidental accounting and administration expenses.  Other than the above, during the period from incorporation, March 27, 1995, to the date of this prospectus, we have raised capital through the sale of shares of our common stock and by funds advanced by our officers and directors in order to cover administrative expenses, the costs of the geological report and fund the cash payment for the purchase of the FirstCorp claims. Prior to the acquisition of the FirstCorp claims we investigated several business opportunities, mainly in the mining and fossil fuels exploration industry. Prices of both precious and base metals were severely depressed during most of the period from 1995  through late 2003 and all prospects presented to us were declined. Oil and gas prices were also relatively low which made North American exploration by a junior company impracticable. Fund raising during that period was also extremely difficult.

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

Dated May 8, 2008

/s/ Todd Larsen

     Todd Larsen, President, Director and Chief Executive Officer

  /s/ Sheryl Cousineau

        Sheryl Cousineau, Secretary/Treasurer, Director and Principal Accounting Officer

8