Form 10-Q
period 2008-06-30
FIRST CORP /CN/
filed 2008-08-13
CIK 1136463

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Item 1.

FIRST CORPORATION

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

FIRST CORPORATION

(An Exploration Stage Company)

BALANCE SHEETS

June 30, 2008 and September 30, 2007

(Unaudited)

June 30,
September 30,
2008	2007	ASSETS
		Current Cash
$ 2,515	$ 171
		Total Current Assets
2,515	171
__________	_____________	Total Assets
$ 2,515	$ 171

Current
Accounts Payable		145		4,025
Advance from Shareholder				27,000
Total Current Liabilities				31,025

Preferred stock
10,000,000		shares authorized, $0.001 par value
None issued
Common stock
100,000,000		shares authorized, $0.001 par value
12,217,000		shares issued and outstanding at June 30,2008
11,510,000		Sharers issued and outstanding September 30, 2007	12,217	11,510
Additional paid-in capital			136,183	30,840
Deficit accumulated during the development stage			(146,030	(73,204)

Total Stockholders Equity (Deficit)			2,370	(30,854)

Total Liabilities and Stockholders’ Equity			$ 2,515	$ 171

SEE ATTACHED NOTES

FIRST CORPORATION

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

for the three and nine months ended June 30, 2008 and 2007

and for the period March 27, 1995 (Inception) to June 30, 2008

(Unaudited)

                 March 27, 1995

                                     (Inception)

           Three Months Ended                  Nine Months Ended

           through

        June 30                                      June 30                           June 30

	2008	2007	2008	2007	2008

Revenue	$ -	$ -	$ -	$ -	$ -

Operating Expenses
Mineral exploration costs	-	20,000	-	20,000	30,700
Write off mineral claim	-	-	-	-	15,000
General and administrative	59,646	1,052	72,826	5,473	146,030

Total Operating Expenses	59,646	21,052	72,826	25,473	146,030

Net Loss	$ (59,646)	$ (21,052)	$ (72,826)	$ (25,473)	$ (146,030)

Weighted Average Common Shares Outstanding	12,217,000	11,510,000	12,059,888	11,510,000	12,217,000

Net Loss Per Share (Basic and Fully Dilutive)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)

SEE ATTACHED NOTES

FIRST CORPORATION

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

for the nine months ended June 30, 2008 and 2007

and for the period March 27, 1995 (Inception) to June 30, 2008

(Unaudited)

	Three	Months Ended	Nine months ended		March 27,1995 (Inception) to
	June	30	June 30		June 30,
	2008	2007	2008	2007	2008
Operating Activities
Net loss	$ (59,646)	$ (21,052)	$ (72,826)	$ (25,472)	$ (146,030)
Adjustments to reconcile Net (loss) to Net Cash Provided by Operating Activities:
Changes in Operating Assets and Liabilities
Accounts Payable	-	-	(3,880)	4,025	145
Issuance of stock for services rendered	-	-	-	-	15,750
Write off of mineral claims	-	-	-	-	15,000

Net Cash Used in Operating Activities	(59,646)	(21,052)	76,706)	(21,447)	(115,135)

Cash Flows from Investing Activities
Acquisition mineral claims	-	-	-	-	(15,000)
Net Cash Provided by Investing Activities	-	-	-	-	(15,000)

Cash Flows from Financing Activities
Proceeds from note payable to related party	-	-	-	-	15,000
Repayment of note payable to related party	-	-	-	-	(15,000)
Advance from shareholder	-	20,500	-	20,500	27,000
Repayments to shareholder	(500)	-	(27,000)	-	(27,000)
Issuance of common stock for cash	-	-	106,050	-	132,650
Net Cash Provided by Financing Activities	(500)	20,500	79,050	20,500	132,650

Increase (decrease) in cash during the period	(60,146)	(552)	2,344	(947)	2,515
Cash, beginning of the period	62,661	723	171	1,118	-

Cash, end of the period	$ 2,515	$ 171	$ 2,515	$ 171	$ 2,515

Non-cash Investing and Financing Activities
Issuance of stock for Services	$ -	$ -	$ -	$ -	$ 15,750
SEE ATTACHED NOTES

 FIRST CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2008

NOTE 1 – BASIS OF PRESENTATION

The interim financial statements of First Corporation (the Company) for the three and nine months ended June 30, 2008 and 2007 and for the period from date of inception on December 27, 1995 to June 30, 2008 are not audited.  The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all of the disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of June 30, 2008 and 2007 and the results of its operations and cash flows for the three and nine months ended June 30, 2008 and 2007 and for the period from the date of inception on December 27, 1995 to June 30, 2008.  The results of operations for the three and nine months ended June 30, 2008 and 2007 are not necessarily indicative of the results for a full year period.

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

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.  The Company had no significant deferred tax items arise during any of the periods presented.

CONCENTRATION OF CREDIT RISK:

The Company does not have any concentration of related financial credit risk.

RECENT ACCOUNTING PRONOUNCEMENTS:

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact to its financial statements

NOTE 4 – MINERAL CLAIMS

The Company entered into an option agreement, dated October 14, 2004 to acquire a 100% interest in a total of two mineral claims located in the Red Lake Mining District in Ontario, Canada.  The property was acquired for $15,000 in cash.  These costs have been expensed as exploration costs during the year ended September 30, 2007. On May 20, 2008, due to market conditions and the inability to attract additional capital, management made the decision to not renew ownership of the mineral claims and to seek other business opportunities.

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

During the nine months ended September 30, 2008, the Company repaid the advances to the shareholder and at September 30, 2008 there is nothing owed to the shareholder for these advances.

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $ 146,030 since inception.  Since making the decision to not renew its ownership of its mineral claims, the future of the Company is dependent upon its ability to seek out and enter into an alternative business opportunity.

Item 2.

Managements discussion and Plan of Operations

Our registration statement on Form SB2 was declared effective on July 8, 2007 and we were successful in completing slightly more than the minimum required under the terms of our prospectus, 707,000 shares at $0.15 per share for an aggregate amount of $106,050.  Repayment of loans to the Company and legal, accounting and filing expenses severely depleted cash reserves. On May 18, 2008 we determined that due to market conditions and that potential financings were lost due to the uncertainties produced by the Company being designated a “shell corporation” and the proposed rule changes, that it was in the best interest of the corporation and the shareholders to not renew ownership of our mineral claims and proceed to look for further business opportunities.

Subsequent to the period covered by this report we made the decision to retain counsel and take whatever steps necessary to have our shareholders ratify this decision.

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

Exhibit 99.1 Form 8K

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

FIRST CORPORATION

Dated August 12, 2008

/s/ Todd Larsen

     Todd Larsen, President, Director and Chief Executive Officer

  /s/ Sheryl Cousineau

        Sheryl Cousineau, Secretary/Treasurer, Director and Principal Accounting Officer

6