Form 10-Q/A
period 2008-06-30
FIRST CORP /CN/
filed 2008-08-25
CIK 1136463

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

 (Prepared by Management)

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

 (Prepared by Management)

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

 (Prepared by Management)

					March 27, 1995
	Three	Months Ended	Nine months ended		(Inception) To	(Inception)
	June	30	June 30			June 30,
	2008	2007	2008	2007		2008
Operating Activities
Net loss	$ (59,646)	$ (21,052)	$ (72,826)	$ (25,472)		$ (146,030)
Adjustments to reconcile Net (loss) to Net Cash Provided by Operating Activities:
Changes in Operating Assets and Liabilities
Accounts Payable	-	-	(3,880)	4,025		145
Issuance of stock for services rendered	-	-	-	-		15,750
Write off of mineral claims	-	-	-	-		15,000

Net Cash Used in Operating Activities	(59,646)	(21,052)	76,706)	(21,447)		(115,135)

Cash Flows from Investing Activities
Acquisition mineral claims	-	-	-	-		(15,000)
Net Cash Provided by Investing Activities	-	-	-	-		(15,000)

Cash Flows from Financing Activities
Proceeds from note payable to related party	-	-	-	-		15,000
Repayment of note payable to related party	-	-	-	-		(15,000)
Advance from shareholder	-	20,500	-	20,500		27,000
Repayments to shareholder	(500)	-	(27,000)	-		(27,000)
Issuance of common stock for cash	-	-	106,050	-		132,650
Net Cash Provided by Financing Activities	(500)	20,500	79,050	20,500		132,650

Increase (decrease) in cash during the period	(60,146)	(552)	2,344	(947)		2,515

Cash, beginning of the period	62,661	723	171	1,118		-

Cash, end of the period	$ 2,515	$ 171	$ 2,515	$ 171		$ 2,515

Non-cash Investing and Financing Activities
Issuance of stock for Services	$ -	$ -	$ -	$ -		$ 15,750

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

Exhibit 32.1 Certifications of CEO And CFO Pursuant To Section 906 Of The Sarbanes-Oxley Act.

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