Form 10-Q/A
period 2008-03-31
FIRST CORP /CN/
filed 2008-12-17
CIK 1136463

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q/A

AMENDMENT NUMBER 2

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE

EXCHANGE ACT

Commission file Number 000 - 52724

FIRST CORPORATION

 Exact name of small business issuer as specified in its charter

Colorado                                                                                                  90-021915

(State

                                                                                                                           I.R.S. Employer

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

F1

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

F2

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

F3

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

F4

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

F5

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

NOTE 7 – GOING CONCERN

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

F6

Item 2.

Managements discussion and Plan of Operations

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. By a mineral claims agreement with our previous President, dated October 12, 2004, we purchased a 100% interest in the First Corp claims. These claims consist of two adjacent claims) in the Red Lake Mining District of Ontario, Canada for mineral claims of 1280 acres each located at the southwest end of what is known as the Confederation Lakes Area. Our claims straddle Highway 105, the Red Lake Highway that connects the Red Lake Mining District to the Trans Canada Highway near Vermillion Bay, Ontario, some 110 Kilometres (70 miles) south. We assumed a minimum work requirement of approximately US$ 10,000 (CD $12,800) by May 5, 2005 with the claims purchase. Instead of fulfilling the minimum work requirement we elected to hire a staking crew and re-stake the claims as they expired, saving nearly one-half of the amount of money required by the minimum expenditures and extending the period before any additional work requirements are necessary to May 20, 2007. Both claims are in good standing with the Province of Ontario.

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

A magnetometer survey is often done before or coincidently with GPS surveys and mapping and grid layout.  Coast Mountain has recommended the magnetometer in order to insure that all of the work and expenditures were completed on or before May 20, 2007, our deadline for minimum expenditures.  At the same time our officers and directors advanced an additional $500 in order for the Company to pay some incidental accounting and administration expenses.  Other than the above, during the period from incorporation, March 27, 1995, to the date of this prospectus, we have raised capital through the sale of shares of our common stock and by funds advanced by our officers and directors in order to cover administrative expenses, the costs of the geological report and fund the cash payment for the purchase of the First Corp claims. Prior to the acquisition of the FirstCorp claims we investigated several business opportunities, mainly in the mining and fossil fuels exploration industry. Prices of both precious and base metals were severely depressed during most of the period from 1995  through late 2003 and all prospects presented to us were declined. Oil and gas prices were also relatively low which made North American exploration by a junior company impracticable. Fund raising during that period was also extremely difficult.

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

2

Item 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) and pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2008. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of March 31, 2008 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

3

 PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Changes in Securities

None

Item 3.     Defaults Upon Senior Securities

Not Applicable

Item 5.  Other Events

None

Item 6.  Exhibits and Reports on Form 8K

Exhibit  31.1  Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2003.*

Exhibit 31.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2003.*

Exhibit 32.2 Certifications of CEO And CFO Pursuant To Section 906 Of The Sarbanes-Oxley Act*

previously filed on 10Q *

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

FIRST CORPORATION

Dated December 17, 2008

/s/ Todd Larsen

     Todd Larsen, President, Director and Chief Executive Officer

  /s/ Sheryl Cousineau

        Sheryl Cousineau, Secretary/Treasurer, Director and Principal Accounting Officer

4