Form 10-K
period 2008-09-30
FIRST CORP /CN/
filed 2008-12-29
CIK 1136463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[ X ] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the fiscal year ended September 30, 2008

[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period from _____ to _____

COMMISSION FILE NUMBER – 000 - 52724

FIRST CORPORATION.
(Name of small business issuer in its charter)

COLORADO	90-0219158
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

254-Midlake Boulevard, Calgary, Alberta, Canada	T2X 2X7
(Address of principal executive offices)	(Zip Code)

(403) 461-7283

(Issuer’s Telephone Number

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value Per Share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  No X

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter. Nil

The number of shares of the issuer’s common stock issued and outstanding as of December 29,  2008 was 12,217,000 shares.

Documents Incorporated By Reference: None

PART I
ITEM 1.	BUSINESS
ITEM 1A.	RISK FACTORS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES
ITEM 9B.	OTHER INFORMATION
PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15.	EXHIBITS
SIGNATURES

PART I

Certain statements contained in this Annual Report on Form 10-K constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-K. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

As used in this Annual Report, the terms "we", "us", "our", First Corp” and the “Company” mean First Corporation unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars unless otherwise indicated.

ITEM 1.      BUSINESS.

First Corporation is a Colorado corporation and is in the business of mineral exploration. We have purchased and re-staked two mineral claims units, each comprising 1,280 acres, located in the Red Lake mining District, in the Province of Ontario, Canada that we refer to as the “FirstCorp” claims. We have the right to explore these claims and have not purchased the actual land on which the claims are filed. Our objective was to conduct mineral exploration activities on the FirstCorp claims in order to assess whether it possesses commercially exploitable reserves of minerals. We are an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on any of our claims and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future development is determined. The claim numbers to these claims have been recorded as claim no’s: KRL301642 and KRL301643, Red Lake Mining District, Ontario NTS 52K14. In the mining industry we are considered an exploration company.

Corporate Background

First Corporation is a corporation formed under the laws of the State of Colorado on December 27, 1995. Our principal executive offices are located in Calgary, AB, Canada. Our principal business is the exploration of mineral claims for commercially viable deposits of precious and base metals.

Recent Corporate Developments Prior to September 30, 2008

On May 18, 2008 the registrant’s board of directors voted unanimously to discontinue exploration of it mineral claims in the Red Lake district of northern Ontario, due to the difficulty in securing adequate financing.

Recent Corporate Developments Subsequent to September 30, 2008

The capital stock of the Corporation has been adjusted to reflect an increase of the authorized shares of common stock from One Hundred Million Shares to Five Hundred Million Shares. This adjustment was made to provide for additional authorized shares, if needed, for alternative business opportunities (as, on May 18, 2008 our Board of Directors voted unanimously to discontinue exploration of it mineral claims in the Red Lake district of northern Ontario, due to the difficulty in securing adequate financing, as reported on Form 8-K on May 20, 2008.

There are no current or pending stock offerings, investments, or change of control transactions at this time. In addition, there are currently no plans, proposals, or arrangement to issue any additional authorized common stock in connection with an acquisition or a similar financing transaction.

In General

About our Business

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. By a mineral claims agreement with our previous President, dated October 12, 2004, we purchased a 100% interest in the First Corp claims. These claims consist of two adjacent claims in the Red Lake Mining District of Ontario, Canada for mineral claims of 1280 acres each located at the southwest end of what is known as the Confederation Lakes Area. Our claims straddle Highway 105, the Red Lake Highway that connects the Red Lake Mining District to the Trans Canada Highway near Vermillion Bay, Ontario, some 110 Kilometers (70 miles) south. We assumed a minimum work requirement of approximately US$ 10,000 (CD $12,800) by May 5, 2005 with the claims purchase. Instead of fulfilling the minimum work requirement we elected to hire a staking crew and re-stake the claims as they expired, saving nearly one-half of the amount of money required by the minimum expenditures and extending the period before any additional work requirements are necessary to May 20, 2009. Both claims are in good standing with the Province of Ontario.

ITEM 1A    RISKS AND UNCERTAINTIES

If we do not obtain additional financing, our business will fail.

Our current operating funds are less than necessary to complete the exploration of our mineral claims, and therefore we will need to obtain additional financing in order to complete our business plan. As of September 30, 2008 we had cash on hand in the amount of $2,415. Our business plan calls for significant expenses in connection with the exploration of the FirstCorp claims. The phase one exploration program on the claims as recommended by our consulting geologist is estimated to cost approximately $ 50,000. Our officers and directors have advanced the sum of $20,500: $20,000 of was spent to complete the magnetometer survey and other work as recommended, with the additional $500 for accounting and administrative costs. We are proposing to repay the $20,000 advance out of the proceeds of this offering. We may require additional financing in order to complete the phase two activities. We were able to re-stake our claims and update our geological report for a lesser amount US$ 6,500 avoiding the minimum assessment of approximately $10,000 ($12,800 Cdn) required by the government of Ontario and extending the minimum assessment deadline to May 20, 2007 to keep our claims in good standing. This re-staking was done by a professional staking crew and was arranged by coast Mountain Geological Ltd., our geological consultants.  Coast Mountain also updated our geological reports.

Our Geological consultants completed the initial work before our deadline of May 20, 2007, completing the magnetometer survey and other mapping work and furnishing us with a report of their findings as outlined in phase 1 of our recommended exploration program. The US$ 20,000 advanced by our officers and directors will keep required assessment work current and our claims in good standing until May 20, 2008 and partially apply ($2,780 Cdn) to minimum work necessary on or before May 20, 2009. We plan on spending at least the balance of phase one projected expenditures (US $30,000) on our claims during 2008 as recommended by our independent geologist. If we cannot raise funds for the exploration expenditures, we must enter into a joint venture with another party, sell our claims completely or lose any interest in the FirstCorp claims. In the event of any of the above you could lose all or part of your investment in this offering.

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

ITEM 2.     DESCRIPTION OF PROPERTY.

The mailing address of our business is 254-16 Midlake Boulevard, Calgary, AB, Canada.  Our president has arranged office space for us at no charge. The cost of the donated premises is valued at $0 per month.

We own no real estate holdings and we have no policy to acquire assets for possible capital gain or income.

ITEM 3.     LEGAL PROCEEDINGS.

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On August 7, 2008, our Board of Directors and our officers, who hold a majority of the issued and outstanding shares, passed a resolution amending and restating our Articles of Incorporation

SUMMARY OF THE PROVISIONS OF THE

AMENDED AND RESTATED ARTICLES OF INCORPORATION

The amended and restated articles of incorporation include the following material changes:

The address of the corporation is modified to reflect the current address: 254-16 Midlake Boulevard, Calgary, Alberta, Canada T2X 2X7

The capital stock of the Corporation is adjusted to reflect an increase of the authorized shares of common stock from One Hundred Million Shares to Five Hundred Million Shares. This adjustment was made to provide for additional authorized shares, if needed, for alternative business opportunities (as, on May 18, 2008 our Board of Directors voted unanimously to discontinue exploration of it mineral claims in the Red Lake district of northern Ontario, due to the difficulty in securing adequate financing, as reported on Form 8-K on May 20, 2008.

There are no current or pending stock offerings, investments, or change of control transactions at this time. In addition, there are currently no plans, proposals, or arrangement to issue any additional authorized common stock in connection with an acquisition or a similar financing transaction.

 There are no changes to the number of authorized shares of preferred stock, 10,000,000

(Ten Million),

The Articles of Incorporation are amended to include the current members of the Board of Directors.

There are no other material adjustments to the Articles of Incorporation.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our shares of common stock commenced being quoted on the OTC Bulletin Board under the symbol FSTC on April 9th, 2008

QUARTER	HIGH ($)	LOW ($)
2nd Quarter 2008	$0	$0
3rd Quarter 2008	$0	$0

Holders of Common Stock

As of September 30, 2008, there were 29 registered shareholders of our common stock.

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

On November 14, 2007, the Company's board of directors determined that slightly more than the minimum subscriptions for its public offering had been reached and that they have decided to terminate the public offering after receiving subscriptions for 707,000 shares @ $0.15 per share for a total of $106,050. Next receipts after escrow fees were $105,050.

.ITEM 6.  SELECTED FINANCIAL DATA

Summary of Statements of Operations of First Corp

Year Ended September 30, 2008 and 2007

	June 30, 2008		June 30, 2007
Sales	$	Nil	$	Nil
Gross Profit	$	Nil	$	Nil
Net Income	$	Nil	$	Nil
Net Income Per Share, diluted	$	Nil	$	Nil

     Summary of Balance Sheets of First Corp

as at September 30, 2008 and 2007

	June 30, 2008	June 30, 2007
Working Capital	$(2,270)	171
Total Assets	$2,415	171
Stockholders’ Equity	$2,270	(35,155)

.   ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF

                        OPERATION.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Management's Discussion and Analysis or Plan of Operation and other sections of this Annual Report constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

PLAN OF OPERATION

Our officers and directors have advanced the sum of $20,000 to complete the Magnetometer survey and other work as outlined in phase one of our proposed exploration program which is estimated to be $20,000.  Our geological consultant, Coast Geological Ltd. of Vancouver, BC has informed us that they have completed this work on our claims. Completion was duly reported by Coast Mountain to the Province of Ontario and a receipt acknowledging this work has been received. A magnetometer survey is often done before or coincidently with GPS surveys and mapping and grid layout.  Coast Mountain has recommended the magnetometer in order to insure that all of the work and expenditures was completed on or before May 20, 2008 our deadline for minimum expenditures.  At the same time our officers and directors advanced an additional $500 in order for the Company to pay some incidental accounting and administration expenses.  Other than the above, during the period from incorporation, December 27, 1995, to the date of this prospectus, we have raised capital through the sale of shares of our common stock and by funds advanced by our officers and directors in order to cover administrative expenses, the costs of the geological report and fund the cash payment for the purchase of the FirstCorp claims. Prior to the acquisition of the FirstCorp claims we investigated several business opportunities, mainly in the mining and fossil fuels exploration industry. Prices of both precious and base metals were severely depressed during most of the period from 1995  through late 2003 and all prospects presented to us were declined. Oil and gas prices were also relatively low which made North American exploration by a junior company impracticable. Fund raising during that period was also extremely difficult.

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

Net Loss

We incurred a loss in the amount of $146,130 for the period from inception to September 30, 2008. Our loss was attributable to the costs of operating expenses which primarily consisted of professional fees paid in connection with preparing and filing our Registration Statement on Form SB-2 and the amendments thereto.

Liquidity and Capital Resources

Working Capital
			Percentage
	At September 30, 2008	At September 30, 2007	Increase / (Decrease)
Current Assets	$ 2,415	$171	(89.53)
Current Liabilities	$145	$35,155	81.51
Working Capital (Deficit)	$2,270	(34,984)

Cash Flows
	Year Ended September 30
	2008	2007
Cash Flows Used In Operating Activities	$	$
Cash Flows Used In Investing Activities	0	0
Cash Flows Provided By Financing Activities		$0
Net Increase In Cash During Period

As at September 30, 2008, we had cash of $ 2,415and a working capital of $2,270

Future Financings

As of September 30, 2008, we had cash on hand of $2,415 Since our inception, we have used our common stock and loans from our Officers and Directors to raise money for our operations and for our acquisition of our claims. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended September 30, 2008, that there is substantial doubt that we will be able to continue as a going concern.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities. Because most of our purchases and sales will made in Canadian dollars, any exchange rate change affecting the value of the in Canadian dollar relative to the U.S. dollar could have an effect on our financial results as reported in U.S. dollars. If the in Canadian dollar were to depreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly reduced. If the in Canadian dollar were to appreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly increased.

ITEM 8.     FINANCIAL STATEMENTS.

FIRST CORPORATION

(A Development Stage Company)

FINANCIAL STATEMENTS

For the year ended September 30, 2008

CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F2

Balance Sheets	F3

Statements of Operations	F4

Statement of Changes in Shareholders' Equity	F5

Statements of Cash Flows	F6

Notes to Financial Statements	F7-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of First Corporation

(An Exploration Stage Company)

We have audited the accompanying balance sheets of First Corporation (an Exploration Stage Company) as of September 30, 2008 and 2007, and the related statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended September 30, 2008 and for the period from the date of inception on December 27, 1995 to September 30, 2008. First Corporation's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Corporation (an Exploration Company) as of September 30, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2008, and for the period from the date of inception on December 27, 1995 to September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has incurred a net operating loss of $146,130 since inception and has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its planned business activity. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Madsen & Associates CPA's, Inc.

Madsen & Associates CPA's, Inc.

December 9, 2008

FIRST CORPORATION

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

AS AT SPTEMBER 30, 2008 AND 2007

	Sept 30,	Sept 30,
ASSETS	2008	2007
Current Assets:
Cash	$ 2,415	$ 171
Total current assets	2,415	171

Total Assets	$ 2,415	$ 171

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	145	8,155
Due to Shareholder	-	27,000
Total Current Liabilities	145	35,155

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 10,000,000, none issued
Common stock, $.001 par value; 500,000,000 shares authorized
12,217,000 shares and 11,510,000 issued and outstanding
at September 30, 2008 and 2007, respectively	12,217	11,510
Additional paid in capital	136,183	30,840
Deficit accumulated during exploration stage	(146,130)	(77,334)

Total Stockholders' Equity (Deficit)	2,270	(34,984)

Total Liabilities and Stockholders' Equity (Deficit)	$ 2,415	$ 171

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

FIRST CORPORATION

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

AND FOR THE PERIOD DECEMBER 27, 1995 (INCEPTION)

THROUGH SEPTEMBER 30, 2008

			From
			December 27, 1995
	For the year	For the year	(Date of inception)
	ended	ended	to
	September 30,	September 30,	September 30,
	2008	2007	2008

Revenue:	$ -	$ -	$ -

Total Revenue	-	-	-

Operating Expenses:
Mineral exploration costs	-	20,000	30,700
Write off of mineral claim	-	-	15,000
General and administrative	68,796	9,602	100,430
Total Operating Expenses	68,796	29,602	146,130

NET LOSS	$ (68,796)	$ (29,602)	$ (146,130)

Weighted Average Shares
Common Stock Outstanding	12,130,074	11,510,000

Net Loss Per Share
(Basic and Fully Dilutive)	(0.00)	(0.00)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

FIRST CORPORATION

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDER EQUITY (DEFICIT)

AS AT SEPTEMBER 30, 2008

					Additional	Deficit accumulated
	Shares	Par Value	Share	Par Value	Paid-In	during the exploration
	Issued	$.001 per share	Issued	$.001 per share	Capital	stage	Total
BALANCE- December 27, 1995 (inception)	-	$ -	-	$ -	$ -	$ -	$ -
Issuance of common stock in exchange for services	-	-	3,750,000	3,750	(3,000)	-	750
Net loss	-	-	-	-	-	(750)	(750)
BALANCE- September 30, 1996	-	-	-	-	-	(750)	-
Net loss	-	-	-	-	-	-	-
BALANCE- September 30, 1997	-	-	-	-	-	(750)	-
Net loss	-	-	-	-	-	-	-
BALANCE- September 30, 1998	-	-	-	-	-	(750)	-
Issuance of common stock for cash at $.002 per share	-	-	1,500,000	1,500	(900)	-	600
Net loss	-	-	-	-	-	-	-
BALANCE- September 30, 1999	-	-	5,250,000	5,250	(3,900)	(750)	600
Net loss	-	-	-	-	-	-	-
BALANCE- September 30, 2000	-	-	-	-	-	(750)	600
Net loss	-	-	-	-	-	-	-
BALANCE- September 30, 2001	-	-	-	-	-	(750)	600
Net loss	-	-	-	-	-	-	-
BALANCE- September 30, 2002	-	-	-	-	-	(750)	600
Net loss	-	-	-	-	-	-	-
BALANCE- September 30, 2003	-	-	5,250,000	5,250	(3,900)	(750)	600
Issuance of common stock for cash at $.50 per share	-	-	220,000	220	21,780	-	22,000
BALANCE- September 30, 2004	-	-	5,470,000	5,470	17,880	(750)	22,600
Issuance of common stock for services rendered	-	-	12,500,000	12,500	2,500	-	15,000
Issuance of common stock for cash at $.25 per share	-	-	40,000	40	3,960	-	4,000
Cancellation of shares	-	-	(6,500,000)	(6,500)	6,500	-	-
Net loss	-	-	-	-	-	(46,376)	(46,376)
BALANCE- September 30, 2005	-	-	11,510,000	11,510	30,840	(47,126)	(4,776)
Net loss						(606)	(606)
BALANCE-September 30, 2006	-	-	11,510,000	11,510	30,840	(47,732)	(5,382)
Net loss						(29,602)	(29,602)
BALANCE-September 30, 2007	-	-	11,510,000	11,510	30,840	(77,334)	(34,984)
Issuance of common stock for cash at $.15 per share	-	-	707,000	707	105,343	-	106,050
Net loss	-	-	-	-	-	(68,796)	(68,796)
BALANCE- September 30, 2008	-	-	12,217,000	$ 12,217	$ 136,183	$ (146,130)	$ 2,270

                                                 FIRST CORPORATION

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2006

AND FOR THE PERIOD DECEMBER 27, 1995 (INCEPTION)

THROUGH SEPTEMBER 30, 2008

			From
			December 27, 1995
	For the year	For the year	(Date of inception)
	ended	ended	to
	September 30,	September 30,	September 30,
	2008	2007	2008
Cash Flows Used in Operating Activities:
Net Loss	$ (68,796)	$ (25,472)	$ (146,130)
Adjustments to reconcile net (loss) to net cash provided
by operating activites:
Accounts payable	(8,010)	4,025	145
Issuance of stock for services rendered	-	-	15,750
Write off mineral claims	-	-	15,000
Net Cash Used in Operating Activities	(76,806)	(21,447)	(115,235)
Cash Flows from Investing Activities:
Acquisition of mineral claims	-	-	(15,000)
	-	-	(15,000)
Cash Flows from Financing Activities:
Proceeds from note payable to related party	-	-	15,000
Repayment of note payable to related party	-	-	(15,000)
Advances from shareholder	-	20,500	27,000
Repayments to shareholder	(27,000)	-	(27,000)
Issuance of common stock for cash	106,050	-	132,650
Net Cash Provided by Financing Activities	79,050	20,500	132,650
Net Increase (Decrease) in Cash	2,244	(947)	2,415

Cash at Beginning of Period	171	1,118	-
Cash at End of Period	$ 2,415	$ 171	$ 2,415
Non-Cash Investing & Financing Activities
Issuance of stock for services	$ -	$ -	$ 15,750

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIOAL STATEMENTS

FIRST CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS AT SEPTEMBER 30, 2008

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

                                                                              F7

FIRST CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS AT SEPTEMBER 30, 2008

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

                                                                              F8

FIRST CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS AT SEPTEMBER 30, 2008

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

In December 2007, the Company issued 707,000 in exchange for cash.  The shares were valued at $.15 per share for an aggregate of $106,050.

In August of 2008, the Board of Directors passed a resolution, to amend and restate the Company’s articles of incorporation.  The amended articles of incorporation increase the number of authorized shares of common stock of the Company to 500,000,000 with a par value of $ .001 per share.  The number of authorized shares of preferred stock remains at 10,000,000 shares.

                                                                              F9

FIRST CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS AT SEPTEMBER 30, 2008

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

During the year ended September 30, 2005, a shareholder advanced the Company $6,500 to assist the Company with working capital.  During the year ended September 30, 2007, this shareholder advanced an additional $20,500 to the Company.  These advances do not carry an interest rate, do not have a maturity date and are payable to the shareholder upon demand.

During the year ended September 30, 2008, the Company repaid $ 27,000 to the shareholder.  At September 30, 2008, there were no outstanding shareholder loans.

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $ 146,130 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations form the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

F10

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.     CONTROLS AND PROCEDURES.

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

ITEM 9B.     OTHER INFORMATION.

None.

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

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

ITEM 11.     EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers and directors for all services rendered in all capacities to us since inception on December 27, 1995

		Annual Compensation				Long Term Compensation
Name	Title	Year Ended	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)	All Other Compen- sation
Todd Larsen	Chief Executive Officer, President, & Director	2008 2007 2006	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil
Sheryl Cousineau	Chief Financial Officer,	2008 2007 2006	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil

Except as described above, no other compensation has been paid to, awarded to, or earned by any of our executive officers or directors from our inception.

Employment Contracts

We do not have currently any employment contract with our officers and directors

Stock Option Grants

We did not grant any stock options to the executive officers or directors during our most recently completed fiscal year ended September 30, 2008, and we have not granted any stock options since our inception.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to us to beneficially own more than 5% of our outstanding common stock as of September 30, 2008, and by the officers and directors, individually and as a group.  Except as otherwise indicated, all shares are owned directly.

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

In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this Annual Report. As of September 30, 2008, we had 12,217,000 shares of common stock issued and outstanding.

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

EQUITY COMPENSATION PLAN INFORMATION AS AT SEPTEMBER 30, 2008
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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended September 30, 2008 and September 30, 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended September 30, 2008	Year Ended September 30, 2007
Audit Fees	$7,500	$5,500
Audit Related Fees	2,250	2,250
Tax Fees	-	-
All Other Fees	-	-
Total	9,750	$7,750

ITEM 15.      EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1   Articles of Incorporation*

3.2   Bylaws*

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

FIRST CORPORATION

Date:	December 29, 2008	By:	/s/ Todd Larsen
Todd Larsen
Chief Executive Officer,
President, and Director

Date:	December 29, 2008	By:	Sheryl Cousineau
Sheryl Cousineau
Chief Financial Officer, Principal Accounting Officer
Secretary/Treasurer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	December 29, 2008	:	/s/ Todd Larsen
Todd Larsen
Chief Executive Officer, President and Director

s/s Sheryl Cousineau
Chief Financial Officer, Principal Accounting Officer
Secretary/Treasurer and Director