Form 10-Q
period 2008-12-31
FIRST CORP /CN/
filed 2009-02-13
CIK 1136463

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q SB/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Item 1.

FIRST CORPORATION

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

December 31, 2007

(Unaudited)

FIRST CORPORATION

(An Exploration Stage Company)

BALANCE SHEETS

December 31, 2008 and September 30, 2008

 (Prepared by Management)

		December 31,	September 30,
		2008	2008
ASSETS
Current Cash		$ -	$ 2,415

Total Current Assets		-	2,415
		_____________	_____________
Total Assets		$ -	$ 2,415

LIABILITIES

Current
Accounts Payable		145	145
Advance from Shareholder		7,300	-
Total Current Liabilities		7,445	35,155

STOCKHOLDERS’ DEFICIENCY

Preferred stock
10,000,000	shares authorized, $0.001 par value
None issued
Common stock
100,000,000	shares authorized, $0.001 par value
12,217,000	shares issued	12,217	12,217
Additional paid-in capital		136,183	136,183
Deficit accumulated during the development stage		(155,845)	(146,130)

Total Stockholders Equity (Deficit)		(7,445)	2,270

		$ -	$ 2,415

SEE ATTACHED NOTES

FIRST CORPORATION

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

for the three and six months ended December 31, 2008 and 2007 and for the period December 27, 1995 (Inception) to December 31, 2008

 (Prepared by Management)

  December 27, 1995

 Three Months ended

  (Inception) through

      December 31

    December 31                          December 31

	2008	2007	2008
Expenses
Mineral exploration costs	$ -	$ -	$ 30,700
Write off mineral claim	-	-	15,000
General and administrative	9,715	5790	110,145

Total Operating Expenses	9,715	5,790	155,845

Net Loss	$ (9,715)	$ (5,790)	$ (155,845)

Weighted Average Common Shares Outstanding	12,217,000	11,510,000

Net Loss Per Share (Basic and Fully Dilutive)	(0.00)	(0.00)

SEE ATTACHED NOTES

FIRST CORPORATION

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

for the three months ended December 31, 2008 and 2007

and for the period December 27, 1995 (Inception) to December 31, 2008

 (Prepared by Management)

			December 27, 1995
			(Inception)
	Three months ended		To
	December 31,		December 31,
	2008	2007	2008
Cash Flows Used in Operating Activities
Net loss for the period	$ (9,715)	$ (1,060)	$ (155,845)
Adjustments to reconcile Net (loss) to Net Cash Provided by Operating Activities:
Accounts payable	-	(3,880)	145
Issuance of stock for services rendered	-	-	15,750
Write off of mineral claims	-		5,000

Net Cash Used in Operating Activities	(9,715	(4,940)	(124,950)

Cash Flows from Investing Activities			-
Acquisition mineral claims		-	(15,000)

Net Cash Provided by Investing Activities		-	(15,000)

Cash Flows from Financing Activities
Proceeds from note payable to related party	-	-	15,000
Repayment of note payable to related party	-	-	(15,000)
Advance from shareholder	9,715	-	36,715
Repayments to shareholder	(2,415)		(29,415)
Issuance of common stock	-	106,050	132,650
Net Cash Provided by Financing Activities	7,300	106,050	139,950

Increase (decrease) in cash during the period	(2,415)	101,110	-

Cash, beginning of the period	2415	-	-

Cash, end of the period	$ -	$ 101,110	$ -

Non-cash Investing and Financing Activities
Issuance of stock for Services		$	$ 15,750

SEE ATTACHED NOTES

 FIRST CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 1 – BASIS OF PRESENTATION

The interim financial statements of First Corporation (the Company) for the three months ended December 31, 2008 and 2007 and for the period from date of inception on December 27, 1995 to December 31, 2008 are not audited.  The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all of the disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of December 31, 2008 and the results of its operations and cash flows for the three months ended December 31, 2008 and 2007 and for the period from the date of inception on December 27, 1995 to December 31, 2008.  The results of operations for the three months ended December 31, 2008 and 2007 are not necessarily indicative of the results for a full year period.

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

INCOME TAXES (CONT’D)

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

NOTE 5 – COMMON STOCK (CONT’D)

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

In August of 2008, the Board of Directors passed a resolution to amend and restate the Company’s articles of incorporation.  The amended articles of incorporation increase the number of authorized shares of common stock to 500,000,000 with a par value of $.001 per share.  The number of authorized shares of preferred stock remains at 10,000,000 shares.

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

During the nine months ended September 30, 2008, the Company repaid the advances to the shareholder and at September 30, 2008 there were no outstanding loans to shareholders.

In December of 2008 this same shareholder advanced $ 9,715 to the Company to assist with working capital needs.  The Company repaid $2,415 of this advance in December of 2008.  The balance due to the shareholder at December 31, 2008 totaled $ 7,300.

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $ 155,845 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations form the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

 PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Changes in Securities

Subsequent to this report, on January 11,2009 a definitive report on Form 14(c) was filed (originally filed August 7, 2008, increasing the authorized common stock to 500,000,000 shares.  Par value to remain at $0.001 per share.

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

FIRST CORPORATION

Dated February 13,  2009

      /s/ Todd Larsen

          Todd Larsen, President, Director and Chief Executive Officer

     /s/ Sheryl Cousineau

           Sheryl Cousineau, Secretary/Treasurer, Director and Principal Accounting Officer

6