Form 10-Q
period 2009-03-31
FIRST CORP /CN/
filed 2009-05-14
CIK 1136463

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q SB/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Common equity as of the last practicable date: 24,868,000 shares

Transitional Small Business Disclosure Format (check one)  Yes ___  No    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

As of the date of this report the Registrant had 24,868,000 shares issued and outstanding

Item 1.

FIRST CORPORATION

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

December 31, 2007

(Unaudited)

FIRST CORPORATION

(An Exploration Stage Company)

BALANCE SHEETS

March 31, 2009 and September 30, 2008

 (Unaudited)

	March 31,	September 30,
ASSETS	2009	2008
	(Unaudited)
Current Assets:
Cash	$ -	$ 2,415
Total current assets	-	2,415

Total Assets	$ -	$ 2,415

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	145	145
Due to Shareholder	7,300	-
Total Current Liabilities	7,445	145

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 10,000,000, none issued	-	-
Common stock, $.001 par value; 500,000,000 shares authorized
24,868,000 shares issued and outstanding	24,868	24,868
Additional paid in capital	123,532	123,532
Accumulated deficit	(155,845)	(146,130)

Total Stockholders' Equity (Deficit)	(7,445)	2,270

Total Liabilities and Stockholders' Equity (Deficit)	$ -	$ 2,415

SEE ATTACHED NOTES

FIRST CORPORATION

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

for the three and six months ended March 31, 2009 and 2000

and for the period December 27, 1995 (Inception) to March 31, 2009

                                                                                                       (Unaudited)

					From
					December 27, 1995
	For the three	For the three	For the six	For the six	(Date of inception)
	months ended	months ended	months ended	months ended	to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008	2009

Revenue:	$ -	$ -	$ -	$ -	$ -

Total Revenue	-	-	-	-	-

Operating Expenses:
Mineral exploration costs	-	-	-	-	30,700
Write off of mineral claim	-	-	-	-	15,000
General and administrative	-	12,120	9,715	13,180	110,145
Total Operating Expenses	-	12,120	9,715	13,180	155,845

NET LOSS	$ -	$ (12,120)	$ (9,715)	$ (13,180)	$ (155,845)

Weighted Average Shares
Common Stock Outstanding	24,868,000	24,868,000	24,868,000	24,694,148

Net Loss Per Share
(Basic and Fully Dilutive)	(0.00)	(0.00)	(0.00)	(0.00)

SEE ATTACHED NOTES

FIRST CORPORATION

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

for the three and six months ended March 31, 2009 and 2008

and for the period December 27, 1995 (Inception) to March 31, 2009

                                                                                             (Unaudited)

					From
					December 27, 1995
	For the three	For the three	For the six	For the six	(Date of inception)
	months ended	months ended	months ended	months ended	to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008	2009
Cash Flows Used in Operating Activities:
Net Loss	$ -	$ (12,120)	$ (9,715)	$ (13,180)	$ (155,845)

Adjustments to reconcile net (loss) to
net cash provided by operating activites:
Accounts payable	-	-	-	(3,880)	145
Issuance of stock for services rendered	-	-	-	-	15,750
Write off mineral claims	-	-	-	-	15,000

Net Cash Used in Operating Activities	-	(12,120)	(9,715)	(17,060)	(124,950)

Cash Flows from Investing Activities:
Acquisition of mineral claims	-	-	-	-	(15,000)
	-	-	-	-	(15,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	-	-	-	-	15,000
Repayment of note payable to related party	-	-	-	-	(15,000)
Advances from shareholder	-	-	9,715	-	36,715
Repayments to shareholder	-	(26,500)	(2,415)	(26,500)	(29,415)
Issuance of common stock for cash	-	-	-	106,050	132,650
Net Cash Provided by Financing Activities	-	(26,500)	7,300	79,550	139,950

Net Increase (Decrease) in Cash	-	(38,620)	(2,415)	62,490	-

Cash at Beginning of Period	-	101,110	2,415	-	-

Cash at End of Period	$ -	$ 62,490	$ -	$ 62,490	$ -

Non-Cash Investing & Financing Activities
Issuance of stock for services	$ -	$ -	$ -	$ -	$ 15,750

SEE ATTACHED NOTES

FIRST CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2009

NOTE 1 – BASIS OF PRESENTATION

The interim financial statements of First Corporation (the Company) for the three and six months ended March 31, 2009 and 2008 and for the period from date of inception on December 27, 1995 to March 31, 2009 are not audited.  The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all of the disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of March 31, 2009 and the results of its operations and cash flows for the three and six months ended March 31, 2009 and 2008 and for the period from the date of inception on December 27, 1995 to March 31, 2009.  The results of operations for the three and six months ended March 31, 2009 and 2008 are not necessarily indicative of the results for a full year period.

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

NOTE 5 – COMMON STOCK

On October 10, 2004 the Company effected a two for one stock split for all outstanding shares of stock at that date.  On September 5, 2005 the Company effected a five for two stock split for all outstanding shares of stock at that date.  On March 20, 2009 the Company effected a stock dividend of three shares for every one share of common stock held at the record date of March 23, 2009. These stock splits and stock dividends have been retroactively reported in the shareholders equity as if the stock splits occurred at inception.

In December, 1995 the Company issued 15,000,000 shares of its common stock to a shareholder in exchange for services.  The shares were valued at $.00004 per share for an aggregate of $600.

In April, 1999 the Company issued 4,500,000 shares of common stock in exchange for cash.  The shares were valued at $.000013 per share for an aggregate of $600.

NOTE 5 – COMMON STOCK (CONT’D)

In September, 2004 the Company issued 880,000 shares of common stock in exchange for cash.  The shares were valued at $.025 per share for an aggregate of $22,000.

In October, 2004 the Company issued 50,000,000 shares in exchange for services rendered.  The shares were valued at $.0003 per share for an aggregate of $15,000.

In December, 2004 the Company issued 160,000 shares in exchange for cash.  The shares were valued at $.025 per share for an aggregate of $4,000.

In September, 2005 two shareholders/officers cancelled 26,000,000 shares of stock that had previously been issued for services rendered.

In December, 2007 the Company issued 2,828,000 shares in exchange for cash.  The shares were valued at $ .0375 per share.

In August of 2008, the Board of Directors passed a resolution to amend and restate the Company’s articles of incorporation.  The amended articles of incorporation increase the number of authorized shares of common stock to 500,000,000 with a par value of $.001 per share.  The number of authorized shares of preferred stock remains at 10,000,000 shares.

In March of 2009, two shareholders/officers of the Company cancelled 24,000,000 shares of stock that had previously been issued for services rendered.

Also, in March of 2009 the Company declared a stock dividend of three shares for every share of common stock held at the record date of March 23, 2009.  Immediately after the stock dividend, the Company had 24,868,000 shares of common stock issued and outstanding.

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

During the year ended September 30, 2008, the Company repaid the advances to the shareholder and at September 30, 2008 there were no outstanding loans to shareholders.

In December of 2008 this same shareholder advanced $ 9,715 to the Company to assist with working capital needs.  The Company repaid $2,415 of this advance in December of 2008.  The balance due to the shareholder at March 31, 2009 totaled $ 7,300.

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

 PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Changes in Securities

Subsequent to this report, on January 11, 2009 a definitive report on Form 14(c) was filed (originally filed August 7, 2008, increasing the authorized common stock to 500,000,000 shares.  Par value to remain at $0.001 per share.

Item 3.     Defaults Upon Senior Securities

Not Applicable

Item 5.  Other Events

None

Item 6.  Exhibits and Reports on Form 8K

Exhibit 99.1    Report on Form 8K

Exhibit 99.2    Report on Form 8K

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

Dated May 14, 2009

      /s/ Todd Larsen

          Todd Larsen, President, Director and Chief Executive Officer

     /s/ Sheryl Cousineau

           Sheryl Cousineau, Secretary/Treasurer, Director and Principal Accounting Officer

6