Form 10-Q
period 2009-06-30
FIRST CORP /CN/
filed 2009-08-13
CIK 1136463

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q SB/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Item 1.

FIRST CORPORATION

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

FIRST CORPORATION

(An Exploration Stage Company)

BALANCE SHEETS

June 30, 2009 and September 30, 2008

(Unaudited)

	June 30,	September 30,
ASSETS	2009	2008
	(Unaudited)
Current Assets:
Cash	$ -	$ 2,415
Total current assets	-	2,415

Total Assets	$ -	$ 2,415

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	3,345	145
Due to Shareholder	7,300	-
Total Current Liabilities	10,645	145

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 10,000,000, none issued	-	-
Common stock, $.001 par value; 500,000,000 shares authorized
24,868,000 and 24,868,000 shares issued and outstanding
June 30, 2009 and September 30, 2008 respectively	24,868	24,868
Additional paid in capital	123,532	123,532
Accumulated deficit during exploration stage	(159,045)	(146,130)

Total Stockholders' Equity (Deficit)	(10,645)	2,270

Total Liabilities and Stockholders' Equity (Deficit)	$ -	$ 2,415

SEE ATTACHED NOTES

FIRST CORPORATION

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

for the three and nine months ended June 30, 2009 and 2008

and for the period December 27, 1995 (Inception) to June 30, 2009

(Unaudited)

					From
	For the	For the	For the	For the	December 27,
	three	three	nine	nine	1995
	months	months	months	months	(Date of
	ended	ended	ended	ended	inception)
	June 30,	June 30,	June 30,	June 30,	to June 30,
	2009	2008	2009	2008	2009

Revenue:	$ -	$ -	$ -	$ -	$ -

Total Revenue	-	-	-	-	-

Operating Expenses:
Mineral exploration costs	-	-	-	-	30,700
Write off of mineral claim	-	-	-	-	15,000
General and administrative	3,200	59,646	12,915	72,826	113,345
Total Operating Expenses	3,200	59,646	12,915	72,826	159,045

NET LOSS	$ (3,200)	$ (59,646)	$ (12,915)	$ (72,826)	$ (159,045)

Weighted Average Shares
Common Stock Outstanding	24,868,000	24,868,000	24,868,000	24,752,099

Net Loss Per Share
(Basic and Fully Dilutive)	(0.00)	(0.00)	(0.00)	(0.00)

SEE ATTACHED NOTES

FIRST CORPORATION

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

for the three and nine months ended June 30, 2009 and 2008

and for the period December 27, 1995 (Inception) to June 30, 2009

 (Unaudited)

					From
	For the	For the	For the	For the	December 27,
	three	three	nine	nine	1995
	months	months	months	months	(Date of
	ended	ended	ended	ended	inception)
	June 30,	June 30,	June 30,	June 30,	to June 30,
	2009	2008	2009	2008	2009
Cash Flows Used in Operating Activities:
Net Loss	$ (3,200)	$ (59,646)	$ (12,915)	$ (72,826)	$ (159,045)

Adjustments to reconcile net (loss) to net cash provided
by operating activities:
Accounts payable	3,200	-	3,200	(3,880)	3,345
Issuance of stock for services rendered	-	-	-	-	15,750
Write off mineral claims	-	-	-	-	15,000

Net Cash Used in Operating Activities	-	(59,646)	(9,715)	(76,706)	(124,950)

Investing Activities:
Acquisition of mineral claims	-	-	-	-	(15,000)
	-	-	-	-	(15,000)

Financing Activities:
Proceeds from note payable to related party	-	-	-	-	15,000
Repayment of note payable to related party	-	-	-	-	(15,000)
Advances from shareholder	-	-	9,715	-	36,715
Repayments to shareholder	-	(500)	(2,415)	(27,000)	(29,415)
Issuance of common stock for cash	-	-	-	106,050	132,650
Net Cash Provided by Financing Activities	-	(500)	7,300	79,050	139,950

Net Increase (Decrease) in Cash	-	(60,146)	(2,415)	2,344	-

Cash at Beginning of Period	-	62,661	2,415	171	-

Cash at End of Period	$ -	$ 2,515	$ -	$ 2,515	$ -

Non-Cash Investing & Financing Activities
Issuance of stock for services	$ -	$ -	$ -	$ -	$ 15,750

SEE ATTACHED NOTES

 FIRST CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009

NOTE 1 – BASIS OF PRESENTATION

The interim financial statements of First Corporation (the Company) for the three months ended June 30, 2009 and 2008 and for the period from date of inception on December 27, 1995 to June 30, 2009 are not audited.  The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all of the disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of June 30, 2009 and the results of its operations and cash flows for the three and nine months ended June 30, 2009 and 2007 and for the period from the date of inception on December 27, 1995 to June 30, 2009.  The results of operations for the three months ended June 30, 2009 and 2009 are not necessarily indicative of the results for a full year period.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

 In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

 In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

 In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In December of 2008 this same shareholder advanced $ 9,715 to the Company to assist with working capital needs.  The Company repaid $2,415 of this advance in December of 2008.  The balance due to the shareholder at June 30, 2009 totaled $ 7,300.

NOTE 7 – SUBSEQUENT EVENT

On July 8, 2009 entered into a Letter of Intent containing a binding agreement for a share exchange whereby First Corporation would acquire 1.6 million shares of Acquma Holdings Limited from Louis Consulting in exchange for 4.8 million shares of First Corporation’s restricted common stock. Upon closing, this transaction will result in First Corporation owning 10% of the issued and outstanding shares of Acquma Holdings. Closing will take place September 15, 2009 or sooner pending tax opinions and financials.

A copy of the Report on Form 8K filed July 9, 2009 is attached to this report as Exhibit 99.1.

NOTE 8 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $ 159,045 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations form the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Dated August 11, 2009

      /s/ Todd Larsen

          Todd Larsen, President, Director and Chief Executive Officer

     /s/ Sheryl Cousineau

           Sheryl Cousineau, Secretary/Treasurer, Director and Principal Accounting Officer

EXHIBIT 99.1 REPORT ON FORM 8K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 8-KA

CURRENT REPORT

Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

Date of report (Date of earliest event reported) July 8, 2009

--------------

FIRST CORPORATION

(Name of Small Business issuer in its charter)

                   COLORAD0                              0-52724                     90-0219158___

     (State or other jurisdiction of            (Commission File No.)    (IRS Employer

      incorporation or organization)                                                 Identification No.)

254-16 Midlake Boulevard
Calgary, Alberta
Canada T2X 2X7

 (Address of principal executive offices)

(403) 461-7283

(Registrant’s telephone number)

-------------------------

 Item 2 01. Completion of Acquisition or Disposition of Assets

On July 8, 2009 entered into a Letter of Intent containing a binding agreement for a share exchange whereby First Corporation would acquire 1.6 million shares of Acquma Holdings Limited from Louis Consulting in exchange for 4.8 million shares of First Corporation’s restricted common stock. Upon closing, this transaction will result in First Corporation owning 10% of the issued and outstanding shares of Acquma Holdings.

Closing will take place September 15, 2009 or sooner pending tax opinions and financials.

Acquma Holdings Limited is an investment company which currently owns 18% of Tramigo Oy Ltd., a private Finnish company. Tramigo Oy is engaged in the development and marketing of GPS based navigation systems marketed in over 100 countries worldwide. According to reports, Tramigo Oy had revenues of $2,206,400 for the 18 months ended June 30, 2008 with higher revenues for the period ended June 30, 2009.

ITEM 9.01. FINANCIAL STATEMENTS AND EXHIBITS.

EXHIBITS

99.1     Letter of Intent

99.2

Board Minutes – July 8, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

July 10, 2009

First Corporation

/s/ Todd Larsen

    Todd Larsen, President

/s/ Sheryl Cousineau

    Sheryl Cousineau, Secretary/Treasurer

Exibit 99.1

Exhibit 99.2

Board of Directors Minutes

MINUTES OF THE BOARD OF DIRECTORS

OF

FIRST CORPORATION

May 18, 2009

A meeting of the Board of Directors of First Corporation (the “Corporation”), was held on July 8, 2009 at 11:00 a.m. Mountain Daylight Time.

Directors participating in the meeting were:

Todd Larsen and Sheryl Cousineau

The following resolutions were put forth:

RESOLVED: that the president be authorized to execute the Letter of Intent with Louis Consulting of Dubai. United Arab Emirates for a share exchange whereby the registrant will acquire 1.6 million shares of Acquma Holdings Limited from Louis Consulting in exchange for 4.8 million shares of First Corporation’s restricted common stock.

Resolution passed

There being no further business, the meeting was adjourned.

/s/ Sheryl Cousineau

/s/ Todd Larsen

     Sheryl Cousineau, Secretary

     Todd Larsen, President and Chairman of the Board