Form 10-K
period 2009-09-30
FIRST CORP /CN/
filed 2010-01-29
CIK 1136463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[ X ] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the fiscal year ended September 30, 2009

[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period from _____ to _____

COMMISSION FILE NUMBER 000 52724

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

ITEM 1.      BUSINESS.

First Corporation is a Colorado corporation and was formed to be in the business of mineral exploration. We purchased and re-staked two mineral claims units, each comprising 1,280 acres, located in the Red Lake mining District, in the Province of Ontario, Canada that we refer to as the “FirstCorp” claims. Following several unsuccessful attempts to obtain financing to execute the exploration program laid out by our independent consulting geologists we determined to drop our mineral claims and seek another business opportunity.

Corporate Background

First Corporation is a corporation formed under the laws of the State of Colorado on December 27, 1995. Our principal executive offices are located in Calgary, AB, Canada. Our principal business was the exploration of mineral claims for commercially viable deposits of precious and base metals.

Recent Corporate Developments Prior to September 30, 2009

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

Acquma Holdings Limited is an investment company which currently owns 18% of Tramigo Oy Ltd., a private Finnish company. Tramigo Oy is engaged in the development and marketing of GPS based navigation systems marketed in over 100 countries worldwide. According to reports,Tramigo Oy had revenues of $2,206,400 for the 18 months ended June 30, 2008 with higher revenues for the period ended June 30, 2009.

Recent Corporate Developments Subsequent to September 30, 2009

Subsequent to September 30, 2009, First Corporation, Acquma Holdings Limited (“Acquma”) and the shareholders of Acquma (the “Acquma Shareholders”) entered into a Share Exchange Agreement, dated as of October 16, 2009 (the “Exchange Agreement”).  Pursuant to the terms of the Exchange Agreement, First Corporation will acquire all of the issued and outstanding shares of Acquma from the Acquma Shareholders in exchange for an aggregate of 64,437,848 shares of First Corporation common stock (the “Acquisition Shares”).   Upon closing of the Exchange Agreement, Acquma will become a wholly-owned subsidiary of First Corporation.

ITEM 1A    RISKS AND UNCERTAINTIES

If we do not obtain additional financing, our business will fail.

Until all of the terms and conditions of our acquisition of Acuma Holdings Limited is complete all of our business activities are in a state of suspension. Following the closing and the filing of documentation with the appropriate regulatory authorities, we will be forced to seek additional financing in order to enable Acuma to acquire more interest in Tramigo Oy and to expand its marketing efforts throughout the world. Should this additional financing not be forthcoming, expansion would be severely hampered or even eliminated and we would be faced with little or no revenues and shareholders’ investment would be jeopardized.

Because of the speculative nature of building a small marketing company, there is substantial risk that we will be unable to compete adequately with other similar products and our business will fail.

While we believe that the patented and proprietary GPS technology developed by Tremigo Oy is equal or superior to anything else currently on the market, our success will hinge not only upon additional financing but our ability to attract the expert personnel to distribute and market our products around the world. Each market will be unique in that it will involve a distinct language and/or culture and our marketing efforts must be focused on catering to those conditions. We may not be able to attract the highly qualified people needed to do this. Our growth could be severely hindered by failing to get the right people to get our products in the hands of consumers whose needs and desires vary widely.  In such a case, we would be unable to complete our business plan and you would lose your entire investment in this offering.

As we undertake expansion of our business, we will be subject to compliance with government regulation that may increase the anticipated time and cost of our marketing program.

We are essentially marketing a GPS mapping, emergency response and anti- theft device at a greatly reduced price over what is currently available. Each country (and we are currently in over 100 countries) has its own set of regulations regarding electrical appliances. We are forced  to comply with those regulations. In some cases complying might involve re-engineering our device and, if that proves impractical, pulling out of that market altogether. Should we run into this type of hurdles our efforts could be hampered and the resultant growth of sales and profitability will suffer.

Because market factors in different countries are largely out of our control, we may not be able to market our products profitably.

Our GPS device, while being extremely competitive in price is entirely dependent on the ability of the consumers to buy. World-wide recession, unemployment and the economic squeeze put on purchasing power all can have a positive or negative effect on sales. Each country and market segment thereof may have a different response as to the affordability of our device. We are marketing an automobile accessory and the disposable income to acquire this accessory may not always be available. Lack of this purchasing ability could affect our growth, our profits and have a negative influence on the value of your investment.

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

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our shares of common stock commenced being quoted on the OTC Bulletin Board under the symbol FSTC on April 9th, 2008

QUARTER	HIGH ($)	LOW ($)
2nd Quarter 2009	$0	$0
3rd Quarter 2009	$0	$0

Holders of Common Stock

As of September 30, 2009, there were 29 registered shareholders of our common stock.

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

	September 30, 2009		September 30, 2008
Working Capital	$	Nil	2,415
Total Assets	$	Nil	2,415
Stockholders’ Equity		$(13,667)	2,270

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

PLAN OF OPERATION

Management is awaiting the formal closing of the reverse takeover of Acquma following the filing of this report. It is our intention to file a registration statement on Form S-4 immediately. Detailed plans of future operations will be included in that form.

RESULTS OF OPERATIONS

For the period from inception on December 27, 1995 to September 30, 2009 we have had no revenues.

Net Loss

We incurred a loss in the amount of $162,067 for the period from inception to September 30, 2009. Our loss was attributable to the costs of operating expenses which primarily consisted of professional fees paid in connection with preparing and filing our Registration Statement on Form SB-2 and the amendments thereto.

Liquidity and Capital Resources

Working Capital
			Percentage
	At September 30, 2009	At September 30, 2008	Increase / (Decrease)
Current Assets	$ Nil	$2,415	(100)
Current Liabilities	$13,667	$145	943

Cash Flows
	Year Ended September 30
	2009	2008
Cash Flows Used In Operating Activities	$(15,937)	$(72,926)
Cash Flows Used In Investing Activities	0	0
Cash Flows Provided By Financing Activities	$7,300	79,050
Net Increase In Cash During Period	$(2,415)	$2,244

As at September 30, 2009, we had no cash and no working capital.

Future Financings

As of September 30, 2009, we had no cash on hand. From our inception, we have used our common stock and loans from our Officers and Directors to raise money for our operations and for our acquisition of our claims. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended September 30, 2009, that there is substantial doubt that we will be able to continue as a going concern.

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

ITEM 8.     FINANCIAL STATEMENTS.

FIRST CORPORATION

(A Development Stage Company)

FINANCIAL STATEMENTS

For the year ended September 30, 2009

CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F2

Balance Sheets	F3

Statements of Operations	F4

Statement of Changes in Shareholders' Equity	F5

Statements of Cash Flows	F6

Notes to Financial Statements	F7-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of First Corporation (An Exploration Stage Company)

We have audited the accompanying balance sheets of First Corporation (An Exploration Stage Company) as of September 30, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2009 and for the period from the date of inception on December 27, 1995 to September 30, 2009. First Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Corporation (An Exploration Stage Company) as of September 30, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2009 and for the period from the date of inception on December 27, 1995 to September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company has incurred a net operating loss of $164,171 since inception and has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its planned activity. These factors raise substantial doubt that the Company will be able to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 6.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

s/ Madsen & Associates CPA’s, Inc.

Madsen & Associates CPA’s, Inc.

Salt Lake City, Utah

January 12, 2010

FIRST CORPORATION

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

	September 30,	September 30,
	2009	2008
ASSETS

Current Assets:
Cash	$ -	$ 2,415
Total current assets	-	2,415

Total Assets	$ -	$ 2,415

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	8,471	145
Due to Shareholder	7,300	-
Total Current Liabilities	15,771	145

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 10,000,000, none issued	-	-
Common stock, $.001 par value; 500,000,000 shares authorized
24,868,000 and 48,868,000 shares issued and outstanding
September 30, 2009 and September 30, 2008 respectively	24,868	48,868
Additional paid in capital	123,532	99,532
Accumulated deficit during exploration stage	(164,171)	(146,130)

Total Stockholders' Equity (Deficit)	(15,771)	2,270

Total Liabilities and Stockholders' Equity (Deficit)	$ -	$ 2,415

FIRST CORPORATION

 (AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

			From
			December 27,
			1995
	For the	For the	(Date of
	year	year	inception)
	ended	ended	to
	Sept 30,	Sept 30,	Sept 30,
	2009	2008	2009

Revenue:	$ -	$ -	$ -

Total Revenue	-	-	-

Operating Expenses:
Mineral exploration costs	-	-	30,700
Write off of mineral claim	-	-	15,000
General and administrative	18,041	72,926	118,471
Total Operating Expenses	18,041	72,926	164,171

NET LOSS	$ (18,041)	$ (72,926)	$ (164,171)

Weighted Average Shares
Common Stock Outstanding	35,914,575	48,520,295

Net Loss Per Share
(Basic and Fully Dilutive)	(0.00)	(0.00)

FIRST CORPORATION

(AN EXPLORATION STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

			From
			December 27,
			1995
	For the	For the	(Date of
	year	year	inception)
	ended	ended	to
	Sept 30,	Sept 30,	Sept 30,
	2009	2008	2009
Cash Flows Used in Operating Activities:
Net Loss	$ (18,041)	$ (72,926)	$ (164,171)

Adjustments to reconcile net (loss) to net cash provided by operating activites:
Accounts payable	8,326	(3,880)	8,471
Issuance of stock for services rendered	-	-	15,750
Write off mineral claims	-	-	15,000
Net Cash Used in Operating Activities	(9,715)	(76,806)	(124,950)

Investing Activities:
Acquisition of mineral claims	-	-	(15,000)
Net Cash Used in Investing Activities	-	-	(15,000)

Financing Activities:
Proceeds from note payable to related party	-	-	15,000
Repayment of note payable to related party	-	-	(15,000)
Advances from shareholder	9,715	-	36,715
Repayments to shareholder	(2,415)	(27,000)	(29,415)
Issuance of common stock for cash	-	106,050	132,650
Net Cash Provided by Financing Activities	7,300	79,050	139,950

Net Increase (Decrease) in Cash	(2,415)	2,244	-

Cash at Beginning of Period	2,415	171	-

Cash at End of Period	$ -	$ 2,415	$ -

Non-Cash Investing & Financing Activities
Issuance of stock for services	$ -	$ -	$ 15,750

FIRST CORPORATION

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF SOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock		Common Stock
	10,000,000 shares		500,000,000 shares			(Deficit)
	authorized		authorized			accumulated
		Par Value		Par Value	Additional	during the
	Shares	$.001 per	Shares	$.001 per	Paid-In	exploration
	Issued	share	Issued	share	Capital	stage	Total

BALANCE- December 27, 1995 (inception)	-	$ -	-	$ -	$ -	$ -	$ -
Issuance of common stock in exchange for services	-	-	15,000,000	15,000	(14,250)	-	750
Net loss	-	-	-	-	-	(750)	(750)
BALANCE- September 30, 1996	-	-	15,000,000	15,000	(14,250)	(750)	-
Net loss	-	-	-	-	-	-	-
BALANCE- September 30, 1997	-	-	15,000,000	15,000	(14,250)	(750)	-
Net loss	-	-	-	-	-	-	-
BALANCE- September 30, 1998	-	-	15,000,000	15,000	(14,250)	(750)	-
Issuance of common stock for cash at $.0001 per share		-	6,000,000	6,000	(5,400)	-	600
	-		-	-	-	-	-
BALANCE- September 30, 1999	-	-	21,000,000	21,000	(19,650)	(750)	600
Net loss	-	-	-	-	-	-	-
BALANCE- September 30, 2000	-	-	21,000,000	21,000	(19,650)	(750)	600
Net loss	-	-	-	-	-	-	-
BALANCE- September 30, 2001	-	-	21,000,000	21,000	(19,650)	(750)	600
Net loss	-	-	-	-	-	-	-
BALANCE- September 30, 2002	-	-	21,000,000	21,000	(19,650)	(750)	600
Net loss	-	-	-	-	-	-	-
BALANCE- September 30, 2003	-	-	21,000,000	21,000	(19,650)	(750)	600
Issuance of common stock for cash at $.025 per share	-	-	880,000	880	21,120	-	22,000
BALANCE- September 30, 2004	-	-	21,880,000	21,880	1,470	(750)	22,600
Issuance of common stock for services rendered	-	-	50,000,000	50,000	(35,000)	-	15,000
Issuance of common stock for cash at $.025 per share	-	-	160,000	160	3,840	-	4,000
Cancellation of shares	-	-	(26,000,000)	(26,000)	26,000	-	-
Net loss		-	-	-	-	(46,376)	(46,376)
BALANCE- September 30, 2005	-	-	46,040,000	46,040	(3,690)	(47,126)	(4,776)
Net loss						(606)	(606)
BALANCE-September 30, 2006	-	-	46,040,000	46,040	(3,690)	(47,732)	(5,382)
Net loss						(25,472)	(25,472)
BALANCE-September 30, 2007	-	-	46,040,000	46,040	(3,690)	(73,204)	(30,854)
Issuance of common stock for cash at $.0375 per share	-	-	2,828,000	2,828	103,222	-	106,050
Net loss	-	-	-	-	-	(72,926)	(72,926)
BALANCE- September 30, 2008	-	-	48,868,000	$ 48,868	$ 99,532	$ (146,130)	$ 2,270
Cancellation of shares - President - Mar 17/09			(19,200,000)	$ (19,200)	$ 19,200
Cancellation of shares - Secretary/Treasurer Mar 17/09			(4,800,000)	$ (4,800)	$ 4,800
3 to 1 dividend March 23, 2009 - adjusted retroactively
Net loss						(18,041)	(18,041)
BALANCE-September 30, 2009	-	-	24,868,000	24,868	123,532	(164,171)	(15,771)

 FIRST CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS AT SEPTEMBER 30, 2009

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

NOTE 4 – COMMON STOCK

On October 10, 2004 the Company effected a two for one stock split for all outstanding shares of stock at that date.  On September 5, 2005 the Company effected a five for two stock split for all outstanding shares of stock at that date. On March 20, 2009, the Company effected a stock dividend of three shares of common stock for every one share of common stock held at the record date of March 23, 2009.  These stock splits have been retroactively reported in the shareholders equity as if the stock splits occurred at inception.

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

In December 2007, the Company issued 2,828,000 in exchange for cash.  The shares were valued at $.0375 per share for an aggregate of $106,050.

In August of 2008, the Board of Directors passed a resolution, to amend and restate the Company’s articles of incorporation.  The amended articles of incorporation increase the number of authorized shares of common stock of the Company to 500,000,000 with a par value of $ .001 per share.  The number of authorized shares of preferred stock remains at 10,000,000 shares.

In March of 2009, two shareholders/officers of the Company cancelled 24,000,000 shares of common stock that had previously been issued for services rendered.

Also, in March of 2009, the Company declared a stock dividend of three shares for every share of common stock held at the record date of March 23, 2009.  Immediately after the stock dividend, the Company had 24,868,000 shares of common stock issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

In June of 2004 an entity related by common control advanced $15,000 in cash to the Company.  The balance was repaid in September of 2004.

In May of 2005 a shareholder of the Company advanced $6,500 to the Company for the payment of certain exploration casts.  The advance bears no interest rate and is payable upon demand.

In October of 2004 the Company issued 50,000,000 shares to the Company’s president for services rendered.  Also, in October of 2004 the Company acquired mineral claims from this same individual by paying cash in the amount of $15,000.  This transaction is also described in Note 3 to the financial statements.

During the year ended September 30, 2005, a shareholder advanced the Company $6,500 to assist the Company with working capital.  During the year ended September 30, 2007, this shareholder advanced an additional $20,500 to the Company.  These advances do not carry an interest rate, do not have a maturity date and are payable to the shareholder upon demand.

During the year ended September 30, 2008, the Company repaid $27,000 to the shareholder.  At September 30, 2008, there were no outstanding shareholder loans.

In December of 2008 this same shareholder advanced $9,715 to the Company to assist with working capital needs.  The Company repaid $2,415 of this advance in December of 2008.  The balance due to the shareholder at September 30, 2009 was $7,300.

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $164,171 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations form the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 7 – SUBSEQUENT EVENT

On July 8, 2009 the Company entered into a letter of intent containing a binding agreement for a share exchange whereby the Company would acquire 1.6 million shares of Acquma Holdings Limited (Acquma) from Louis Consulting in exchange for 4.8 million shares of the Company’s restricted common stock.  Upon closing of the agreement, the Company would own 10% of the issued and outstanding shares of Acquma.  The closing was scheduled to take place on or before September 15, 2009.

On October 16, 2009, the Company replaced the above agreement with a new agreement that specified that the Company would acquire all of the issued and outstanding shares of Acquma for the Acquma shareholders in exchange for the issuance of 64,437,848 shares of the Company’s common stock.  Upon closing of this agreement, Acquma will become a wholly-owned subsidiary of First Corporation.

Management has evaluated subsequent events from the fiscal year end of September 30, 2009 to January 12, 2010 which is the date the financial statements were issued.

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

ITEM 9B.     OTHER INFORMATION.

None.

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors, Executive Officers, Promoters and Control Persons

Directors:

Name of Director AGE

Sheryl Cousineau 31

Executive Officers:

Name of Officer Office
Sheryl Cousineau Director and Secretary/ Treasurer since December 21, 2003
President since July, 2009
Sheryl Cousineau Sh

The following describes the business experience of our director and executive officer, including other directorships held in reporting companies:

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to us to beneficially own more than 5% of our outstanding common stock as of September 30, 2009, and by the officers and directors, individually and as a group.  Except as otherwise indicated, all shares are owned directly.

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as disclosed below, none of the following parties has, during the last two years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

·      Any of our directors or officers;

·      Any person proposed as a nominee for election as a director;

·     Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

·      Any of our promoters; and

·      Any relative or spouse of any of the foregoing persons who has the same house as such person.

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

	Year Ended September 30, 2009	Year Ended September 30, 2007
Audit Fees	$6,050	$5,500
Audit Related Fees	4,000	2,250
Tax Fees	-	-
All Other Fees	-	-
Total	$10,050	$7,750

ITEM 15.      EXHIBITS.

Exhibit
Number	Description of Exhibits

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

FIRST CORPORATION
Date:	January 12, 2010	By:	Sheryl Cousineau

Chief Financial Officer, Principal Accounting Officer
President, Secretary/Treasurer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.