Form 10-Q
period 2009-12-31
FIRST CORP /CN/
filed 2010-02-11
CIK 1136463

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q SB/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Item 1.

FIRST CORPORATION

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

December 31, 2007

(Unaudited)

FIRST CORPORATION

(An Exploration Stage Company)

BALANCE SHEETS

December 31, 2009 and September 30, 2009

 (Unaudited)

	December 31,	September 30,
	2009	2009
ASSETS	(Unaudited)	(Audited)

Current Assets:
Cash	$ -	$ -
Total current assets	-	-

Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	14,954	8,471
Due to Shareholder	7,300	7,300
Total Current Liabilities	22,254	15,771

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 10,000,000, none issued	-	-
Common stock, $.001 par value; 500,000,000 shares authorized
24,868,000 shares issued and outstanding at December 31, 2009
and September 30, 2009	24,868	24,868
Additional paid in capital	123,532	123,532
Accumulated deficit during exploration stage	(170,654)	(164,171)

Total Stockholders' Equity (Deficit)	(22,254)	(15,771)

Total Liabilities and Stockholders' Equity (Deficit)	$ -	$ -

SEE ATTACHED NOTES

FIRST CORPORATION

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

for the three months ended December 31, 2009 and 2008

and for the period December 27, 1995 (Inception) to December 31, 2009

 (Unaudited)

			From
			December 27,
			1995
	For the	For the	(Date of
	three months	three months	inception)
	ended	ended	to
	Dec 31,	Dec 31,	Dec 31,
	2009	2008	2009

Revenue:	$ -	$ -	$ -

Total Revenue	-	-	-

Operating Expenses:
Mineral exploration costs	-	-	30,700
Write off of mineral claim	-	-	15,000
General and administrative	6,483	9,715	124,954
Total Operating Expenses	6,483	9,715	170,654

NET LOSS	$ (6,483)	$ (9,715)	$ (170,654)

Weighted Average Shares
Common Stock Outstanding	24,868,000	48,520,295

Net Loss Per Share
(Basic and Fully Dilutive)	(0.00)	(0.00)

SEE ATTACHED NOTES

FIRST CORPORATION

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

for the three months ended December 31, 2009 and 2008

and for the period December 27, 1995 (Inception) to December 31, 2009

 (Unaudited)

			1995
	For the	For the	(Date of
	three months	three months	inception)
	ended	ended	to
	Dec 31,	Dec 31,	Dec 31,
	2009	2008	2009
Cash Flows Used in Operating Activities:
Net Loss	$ (6,483)	$ (9,715)	$ (170,654)

Adjustments to reconcile net (loss) to net cash provided by operating activities:
Accounts payable	6,483	-	14,954
Issuance of stock for services rendered	-	-	15,750
Write off mineral claims	-	-	15,000

Net Cash Used in Operating Activities	-	(9,715)	(124,950)

Investing Activities:
Acquisition of mineral claims	-	-	(15,000)
	-	-	(15,000)

Financing Activities:
Proceeds from note payable to related party	-	-	15,000
Repayment of note payable to related party	-	-	(15,000)
Advances from shareholder	-	9,715	36,715
Repayments to shareholder	-	(2,415)	(29,415)
Issuance of common stock for cash	-	-	132,650
Net Cash Provided by Financing Activities	-	7,300	139,950

Net Increase (Decrease) in Cash	-	(2,415)	-

SEE ATTACHED NOTES

 FIRST CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 1 – BASIS OF PRESENTATION

The interim financial statements of First Corporation (the Company) for the three months ended December 31, 2009 and 2008 and for the period from date of inception on December 27, 1995 to December 31, 2009 are not audited.  The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all of the disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of December 31, 2009 and the results of its operations and cash flows for the three months ended December 31, 2009 and 2008 and for the period from the date of inception on December 27, 1995 to December 31, 2009.  The results of operations for the three months ended December 31, 2009 and 2008 are not necessarily indicative of the results for a full year period.

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

In December, 1995 the Company issued 15.000,000 shares of its common stock to a shareholder in exchange for services.  The shares were valued at $.00004 per share for an aggregate of $600.

In April, 1999 the Company issued 4,500,000 shares of common stock in exchange for cash.  The shares were valued at $.000013 per share for an aggregate of $600.

NOTE 5 – COMMON STOCK (CONTINUED)

In September, 2004 the Company issued 880,000 shares of common stock in exchange for cash.  The shares were valued at $.1025 per share for an aggregate of $22,000.

In October, 2004 the Company issued 50,000,000 shares in exchange for services rendered.  The shares were valued at $.0003 per share for an aggregate of $15,000.

In December, 2004 the Company issued 160,000 shares in exchange for cash.  The shares were valued at $ .025 per share for an aggregate of $4,000.

In September, 2005 two shareholders/officers cancelled 26,000,000 shares of stock that had previously been issued for services rendered.

In December, 2007 the Company issued 2,828,000 shares in exchange for cash.  The shares were valued at $ .0375 per share for an aggregate of $106,050.

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

In October of 2004 the Company issued 50,000,000 shares to the Company’s president for services rendered.  Also, in October of 2004 the Company acquired mineral claims from this same

NOTE 6 – RELATED PARTY TRANSACTIONS (CONTINUED)

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

In December of 2008 this same shareholder advanced $ 9,715 to the Company to assist with working capital needs.  The Company repaid $2,415 of this advance in December of 2008.  The balance due to the shareholder at December 31, 2009 totaled $ 7,300.

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $ 170,654 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations form the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 7 – SUBSEQUENT EVENTS

On July 8, 2009, the Company entered into a letter of intent containing a binding agreement for a share exchange whereby the Company would acquire 1.6 million shares of Acquma Holdings Limited (Acquma) from Louis Consulting in exchange for 4.8 million shares of the Company’s restricted common stock.  Upon closing of the agreement, the Company would own 10% of the issued and outstanding shares of Acquma.  The closing was scheduled to take place on or before September 15, 2009.

On October 16, 2009, the Company replaced the above agreement with a new agreement that specified that the Company would acquire all of the issued and outstanding shares of Acquma in

NOTE 7 – SUBSEQUENT EVENTS (CONTINUED)

exchange for the issuance of 64,437,848 shares of the Company’s common stock.  Upon closing of the agreement, Acquma will become a wholly-owned subsidiary of the Company.

Management has evaluated subsequent events from the end of the quarter on December 31, 2009 to February 11, 2010 which is the date the financial statements were issued.

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

Dated February 8, 2010

      /s/ Todd Larsen

          Todd Larsen, President, Director and Chief Executive Officer

     /s/ Sheryl Cousineau

           Sheryl Cousineau, Secretary/Treasurer, Director and Principal Accounting Officer

5