Form 10-Q
period 2010-03-31
FIRST CORP /CN/
filed 2010-06-14
CIK 1136463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

                    (Address of principal executive office)

(403) 461-7283

Issuer's telephone number

         Indicate by check mark whether the registrant (1) filed all reports  required to be filed by Section  13 or 15(d) of the  Exchange  Act  during  the past 12 months  (or such shorter period that the  registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]   No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.

                                Yes [_]   No [_]

         Indicate by check mark whether the registrant is a large  accelerated filer, an accelerated  filer, a  non-accelerated  filer, or a smaller  reporting company.  See the definitions of "large accelerated filer,"  "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]

 Accelerated filer [ ]

Non-accelerated filer [_]

Smaller reporting company [X]

         Indicate by check mark whether the issuer is a "shell company" as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes [_] No [X]

State the number of shares outstanding of each of the Issuer's Common equity as of the last practicable date: 24,868,000 shares

Item 1.

FIRST CORPORATION

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

FIRST CORPORATION

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

	March 31,	September 30,
	2010	2009
ASSETS	(Unaudited)

Current Assets:
Cash	$ -	$ -
Total current assets	-	-

Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	12,854	8,471
Due to Shareholder	17,300	7,300
Total Current Liabilities	30,154	15,771

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 10,000,000, none issued	-	-
Common stock, $.001 par value; 500,000,000 shares authorized
24,868,000 shares issued and outstanding at March 31, 2010
and September 30, 2009	24,868	24,868
Additional paid in capital	123,532	123,532
Accumulated deficit during exploration stage	(178,554)	(164,171)

Total Stockholders' Equity (Deficit)	(30,154)	(15,771)

Total Liabilities and Stockholders' Equity (Deficit)	$ -	$ -

FIRST CORPORATION

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

					From
					December 27,
					1995
	For the	For the	For the	For the	(Date of
	three months	three months	six months	six months	inception)
	ended	ended	ended	ended	to
	Mar 31,	Mar 31,	Mar 31,	Mar 31,	Mar 31,
	2010	2009	2010	2009	2010

Revenue:	$ -	$ -	$ -	$ -	$ -

Total Revenue	-	-	-	-	-

Operating Expenses:
Mineral exploration costs	-	-	-	-	30,700
Write off of mineral claim	-	-	-	-	15,000
General and administrative	7,900	9,715	14,383	9,715	132,854
Total Operating Expenses	7,900	9,715	14,383	9,715	178,554

NET LOSS	$ (7,900)	$ (9,715)	$ (14,383)	$ (9,715)	$ (178,554)

Weighted Average Shares
Common Stock Outstanding	24,868,000	45,134,667	24,868,000	47,021,846

Net Loss Per Share
(Basic and Fully Dilutive)	(0.00)	(0.00)	(0.00)	(0.00)

FIRST CORPORATION

(AN EXPLORATION STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

(Unaudited)

			December 27,
			1995
	For the	For the	(Date of
	six months	six months	inception)
	ended	ended	to
	Mar 31,	Mar 31,	Mar 31,
	2010	2009	2010
Cash Flows Used in Operating Activities:
Net Loss	$ (14,383)	$ (9,715)	$ (178,554)

Adjustments to reconcile net (loss) to net cash provided by operating activities:
Accounts payable	4,383	-	12,854
Issuance of stock for services rendered	-	-	15,750
Write off mineral claims	-	-	15,000

Net Cash Used in Operating Activities	(10,000)	(9,715)	(134,950)

Investing Activities:
Acquisition of mineral claims	-	-	(15,000)
	-	-	(15,000)

Financing Activities:
Proceeds from note payable to related party	-	-	15,000
Repayment of note payable to related party	-	-	(15,000)
Advances from shareholder	10,000	9,715	46,715
Repayments to shareholder	-	(2,415)	(29,415)
Issuance of common stock for cash	-	-	132,650
Net Cash Provided by Financing Activities	10,000	7,300	149,950

Net Increase (Decrease) in Cash	-	(2,415)	-

Cash at Beginning of Period	-	2,415	-

Cash at End of Period	$ -	$ -	$ -

Non-Cash Investing & Financing Activities
Issuance of stock for services	$ -	$ -	$ 15,750

 FIRST CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 1 – BASIS OF PRESENTATION

The interim financial statements of First Corporation (the Company) for the six months ended March 31, 2010 and 2009 and for the period from date of inception on December 27, 1995 to March 31, 2010 are not audited.  The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all of the disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of March 31, 2010 and the results of its operations and cash flows for the three and six months ended March 31, 2010 and 2009 and for the period from the date of inception on December 27, 1995 to March 31, 2010.  The results of operations for the three and six months ended March 31, 2010 and 2009 are not necessarily indicative of the results for a full year period.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s short-term financial instruments consist of cash and cash equivalents and accounts payable.  The carrying amounts of these financial instruments approximate fair value because of their short-term maturities.  Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash.  During the period the Company did not maintain cash deposits at financial institution in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation.  The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

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

INCOME TAXES:

The Company uses the asset and liability method of accounting for income taxes.  This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities.  Deferred income tax assets and liabilities are computed annually for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

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

In January of 2010, the same shareholder advanced $ 10,000 to the Company to assist with working capital needs.

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $178,554 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 7 – SHARE EXCHANGE AGREEMENT

On October 16, 2009, the Company entered into a Share Exchange Agreement with the shareholders of Acquma Holdings Limited (Acquma).  Pursuant to the terms of the agreement, First Corporation will acquire all of the issued and outstanding shares of Acquma in exchange for an aggregate of 64,437,848 shares of First Corporation common stock.  The closing of the agreement is subject the meeting of certain conditions by both parties.  The agreement was scheduled to close on February 28, 2010, if all conditions had been met.  As of the date of this report, the conditions have not been met and the agreement is not binding on either party.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through June 14, 2010 which was the date that the financial statements were filed with the Securities and Exchange Commission

Item 2.

Management’s Discussion and Plan of Operations

Our registration statement on Form SB-2 was declared effective on July 8, 2007 and we were successful in completing slightly more than the minimum required under the terms of our prospectus, 707,000 shares at $0.15 per share for an aggregate amount of $106,050.  Repayment of loans to the Company and legal, accounting and filing expenses severely depleted cash reserves.

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

The closing of the Exchange Agreement is subject to the satisfaction of customary closing conditions, as well as the following closing conditions, among others:

•

completion of audited financial statements of Acquma;

•

regulatory and shareholder approval to redomesticate the Company from Colorado to Nevada pursuant to a merger between First Corporation and a to-be-formed Nevada wholly-owned subsidiary in which First Corporation will merge with and into the subsidiary, and the subsidiary will be the surviving corporation; and

•

registration of the Acquisition Shares pursuant to a registration statement on Form S-4 filed with and declared effective by the Securities and Exchange Commission.

In the event the share exchange has not been closed by February 28, 2010, the Exchange Agreement shall be terminated unless otherwise agreed to by the parties.

Acquma has been established to procure share holdings in and to offer investment and management expertise to targeted technology companies and to firms offering unique services through the provision of their own technology.  Acquma currently has a single investment being the ownership of 10.996 million shares, representing 18.3% of the shares in issue of Tramigo Limited (“Tramigo”).  This share holding cannot be diluted by Tramigo, without the consent of Acquma. Tramigo sells and leases advanced telematic (GPS tracking combined with wireless communication) products to industrial and consumer markets. The products allow consumers to track the location and manage moveable assets through mobile phone technology. End users are notified when unexpected events such as a kidnapping, accident or break-in occur. Tramigo sells its products in more than 150 countries.

Effective October 16, 2009, Joel Breeze was appointed as a director and Chief Executive Officer of First Corporation.

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

FIRST CORPORATION

Dated June 14, 2010

By:      /s/ _Sheryl Cousineau_, President,

                                                                                          Director, Chief Executive and Financial                                                                                             Officer