Form 10-Q
period 2010-06-30
FIRST CORP /CN/
filed 2010-08-23
CIK 1136463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Item 1.

FIRST CORPORATION

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

FIRST CORPORATION

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

	June 30,	September 30,
	2010	2009
ASSETS	(Unaudited)	(Audited)

Current Assets:
Cash	$ -	$ -
Total current assets	-	-

Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	11,199	8,471
Due to Shareholder	20,900	7,300
Total Current Liabilities	32,099	15,771

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 10,000,000, none issued	-	-
Common stock, $.001 par value; 500,000,000 shares authorized
24,868,000 shares issued and outstanding at June 30, 2010
and September 30, 2009	24,868	24,868
Additional paid in capital	123,532	123,532
Accumulated deficit during exploration stage	(180,499)	(164,171)

Total Stockholders' Equity (Deficit)	(32,099)	(15,771)

Total Liabilities and Stockholders' Equity (Deficit)	$ -	$ -

FIRST CORPORATION

 (AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

					From
					December 27,
					1995
	For the	For the	For the	For the	(Date of
	three months	three months	nine months	nine months	inception)
	ended	ended	ended	ended	to
	Jun 30,	Jun 30,	Jun 30,	Jun 30,	Jun 30,
	2010	2009	2010	2009	2010

Revenue:	$ -	$ -	$ -	$ -	$ -

Total Revenue	-	-	-	-	-

Operating Expenses:
Mineral exploration costs	-	-	-	-	30,700
Write off of mineral claim	-	-	-	-	15,000
General and administrative	1,945	500	16,328	10,732	134,799
Total Operating Expenses	1,945	500	16,328	10,732	180,499

NET LOSS	$ (1,945)	$ (500)	$ (16,328)	$ (10,732)	$ (180,499)

Weighted Average Shares
Common Stock Outstanding	24,868,000	24,868,000	24,868,000	47,329,372

Net Loss Per Share
(Basic and Fully Dilutive)	(0.00)	(0.00)	(0.00)	(0.00)

FIRST CORPORATION

(AN EXPLORATION STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

(Unaudited)

			From
			December 27,
			1995
	For the	For the	(Date of
	nine months	nine months	inception)
	ended	ended	to
	Jun 30,	Jun 30,	Jun 30,
	2010	2009	2010
Cash Flows Used in Operating Activities:
Net Loss	$ (16,328)	$ (10,732)	$ (180,499)

Adjustments to reconcile net (loss) to net cash provided by operating activites:
Accounts payable	2,728	1,017	12,854
Issuance of stock for services rendered	-	-	15,750
Write off mineral claims	-	-	15,000

Net Cash Used in Operating Activities	(13,600)	(9,715)	(136,895)

Investing Activities:
Acquisition of mineral claims	-	-	(15,000)
	-	-	(15,000)

Financing Activities:
Proceeds from note payable to related party	-	-	15,000
Repayment of note payable to related party	-	-	(15,000)
Advances from shareholder	13,600	9,715	46,715
Repayments to shareholder	-	(2,415)	(29,415)
Issuance of common stock for cash	-	-	132,650
Net Cash Provided by Financing Activities	13,600	7,300	149,950

Net Increase (Decrease) in Cash	-	(2,415)	(1,945)

Cash at Beginning of Period	-	2,415	-

Cash at End of Period	$ -	$ -	$ (1,945)

Non-Cash Investing & Financing Activities
Issuance of stock for services	$ -	$ -	$ 15,750

 FIRST CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2010

NOTE 1 – BASIS OF PRESENTATION

The interim financial statements of First Corporation (the Company) for the nine months ended June 30, 2010 and 2009 and for the period from date of inception on December 27, 1995 to June 30, 2010 are not audited.  The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all of the disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of June 30, 2010 and the results of its operations and cash flows for the three and nine months ended June 30, 2010 and 2009 and for the period from the date of inception on December 27, 1995 to June 30, 2010.  The results of operations for the three and nine months ended June 30, 2010 and 2009 are not necessarily indicative of the results for a full year period.

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

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $ 180,499 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Acquma has been established to procure share holdings in and to offer investment and management expertise to targeted technology companies and to firms offering unique services through the provision of their own technology.  Acquma currently has a single investment being the ownership of 10.996 million shares, representing 18.3% of the shares in issue of Tramigo Limited (“Tramigo”).  This share holding cannot be diluted by Tramigo, without the consent of Acquma. Tramigo sells and leases advanced telematic (GPS tracking combined with wireless communication) products to industrial and consumer markets. The products allow consumers to track the location and manage moveable assets through mobile phone technology.  wEnd users are notified when unexpected events such as a kidnapping, accident or break-in occur. Tramigo sells its products in more than 150 countries. As of the date of this report, the conditions have not been met and the agreement is not binding on either party.

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

FIRST CORPORATION

Dated: August ___, 2010

By:      /s/ __________________________

Sheryl Cousineau, President,

                Director, Chief Executive and Financial                   Officer