Form 10-K
period 2010-09-30
FIRST CORP /CN/
filed 2011-01-13
CIK 1136463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934
For the fiscal year ended September 30, 2010

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act Of 1934
For the transition period from _____ to _____

Commission File Number: 000 52724

FIRST CORPORATION
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter. 5,760,040.

The number of shares of the issuer’s common stock issued and outstanding as of December 29, 2010 was 24,868,000.

Documents Incorporated By Reference: None

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

ITEM 1.      BUSINESS.

First Corporation is a Colorado corporation and was formed to be in the business of mineral exploration. We purchased and re-staked two mineral claims units, each comprising 1,280 acres, located in the Red Lake mining District, in the Province of Ontario, Canada that we refer to as the “FirstCorp” claims. Following several unsuccessful attempts to obtain financing to execute the exploration program laid out by our independent consulting geologists, we determined to drop our mineral claims and seek another business opportunity.

Corporate Background

First Corporation is a corporation formed under the laws of the State of Colorado on December 27, 1995. Our principal executive offices are located in Calgary, AB, Canada. Our principal business was the exploration of mineral claims for commercially viable deposits of precious and base metals.

On May 18, 2008, our board of directors voted unanimously to discontinue exploration of our mineral claims in the Red Lake district of northern Ontario, due to the difficulty in securing adequate financing.

Acquma Letter of Intent

On July 8, 2009, we entered into a Letter of Intent containing a binding agreement for a share exchange whereby First Corporation acquired 1.6 million shares of Acquma Holdings Limited from Louis Consulting in exchange for 4.8 million shares of First Corporation’s restricted common stock.  This transaction resulted in First Corporation owning approximately 10% of the issued and outstanding shares of Acquma Holdings.

Acquma Holdings Limited is an investment company which currently owns 18% of Tramigo Oy Ltd., a private Finnish company. Tramigo Oy is engaged in the development and marketing of GPS based navigation systems marketed in over 100 countries worldwide.

Share Exchange Agreement

First Corporation, Acquma Holdings Limited (“Acquma”) and the shareholders of Acquma (the “Acquma Shareholders”) entered into a Share Exchange Agreement, dated as of October 16, 2009 (the “Exchange Agreement”).  Pursuant to the terms of the Exchange Agreement, First Corporation is to acquire all of the issued and outstanding shares of Acquma from the Acquma Shareholders in exchange for an aggregate of 64,437,848 shares of First Corporation common stock (the “Acquisition Shares”).   Upon closing of the Exchange Agreement, Acquma is to become a wholly-owned subsidiary of First Corporation.  The Exchange Agreement expired by its own terms after the deadline for closing the transactions contemplated therein passed.  The parties are presently negotiating a revised agreement which we expect will be on substantially similar terms.

ITEM 2.     DESCRIPTION OF PROPERTY.

The mailing address of our business has been 254-16 Midlake Boulevard, Calgary, AB, Canada.  Our prior president had arranged office space for us at no charge.  As soon as our management decides on an appropriate location, we expect to change our principal place of business and to make the required disclosure thereof.  We own no real estate holdings.

ITEM 3.     LEGAL PROCEEDINGS.
None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our shares of common stock commenced being quoted on the OTC Bulletin Board under the symbol FSTC on April 9, 2008.

The high and low bid prices of our common stock during each of the last three quarters of fiscal 2010 are as follows:

	High	Low
Fiscal Year Ended September 30, 2010
Fourth Quarter	$0.52	$0.35
Third Quarter	$0.53	$0.30
Second Quarter	$0.54	$0.52

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.  The quarterly high and low bid prices of our common stock were provided by the Yahoo! Finance. We attempted unsuccessfully to obtain data for the first quarter of its fiscal 2010 and for 2009 from OTC Bulletin Board.

Holders of Common Stock
As of September 30, 2010, there were 26 registered shareholders of our common stock.

Dividends
We have not declared any dividends on our common stock since our inception. There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or bylaws. Colorado Revised Statutes (the “CRS”) provide certain limitations on our ability to declare dividends.

Recent Sales of Unregistered Securities

During the year ended September 30, 2010, we received advances from certain shareholders to cover legal and accounting fees and other expenses of SEC regulatory compliance to maintain our status on the OTCBB.  These advances totaled $80,750.  We have subsequently agreed with these parties to convert the advances into shares of our common stock at a price of $0.10 per share.

This conversion will be on a private basis and exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as it is not in connection with a public offering.  Each of the investors is accredited and sophisticated as to financial matters and the sales involved no general solicitation.

Transfer Agent
Our transfer agent and registrar is Holladay Stock Transfer, 2939 N 67 Place, Scottsdale, AZ 85251.

ITEM 6.  SELECTED FINANCIAL DATA

Not required to be provided by smaller reporting companies.

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

PLAN OF OPERATION

Management expects to re-execute the Share Exchange Agreement with Acquma following the filing of this report. It is our intention to file a registration statement on Form S-4 immediately. Detailed plans of future operations will be included in that form.

RESULTS OF OPERATIONS

For the period from inception on December 27, 1995 to September 30, 2010 we have had no revenues.

Net Loss

We incurred a net loss in the amount of approximately $250,000 for the period from inception to September 30, 2010. Our loss was attributable to the costs of operating expenses which consisted of professional fees paid in connection with preparing and filing our Registration Statement on Form SB-2 and the amendments thereto and subsequent filing of reports with the SEC.  Some of these expenses were professional retainers against fees to be incurred in connection with our planned acquisition of Acquma.

Liquidity and Capital Resources

Working Capital
					Percentage
	At September 30, 2010		At September 30, 2009		Increase / (Decrease)
Current Assets	$	Nil	$	Nil	—
Current Liabilities		91,671		15,771	600%

Cash Flows
	Year Ended September 30
	2010	2009
Cash Flows Used In Operating Activities	$80,750	$18,041
Cash Flows Used In Investing Activities	0	0
Cash Flows Provided By Financing Activities	$80,750	7,300
Net Increase In Cash During Period	0	$(2,415)

Future Financings

As of September 30, 2010, we had no cash on hand. From our inception, we have used our common stock and loans from our shareholders, officers and directors to raise money for our operations and for our anticipated acquisition. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended September 30, 2010, that there is substantial doubt that we will be able to continue as a going concern.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities. Because some of our expenses are in Canadian dollars, any exchange rate change affecting the value of the in Canadian dollar relative to the U.S. dollar could have an effect on our financial results as reported in U.S. dollars. If the in Canadian dollar were to depreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly reduced. If the in Canadian dollar were to appreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly increased.

ITEM 8.     FINANCIAL STATEMENTS.

FIRST CORPORATION
(A Development Stage Company)

FINANCIAL STATEMENTS

For the year ended September 30, 2010

CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F2

Balance Sheets	F3

Statements of Operations	F4

Statement of Changes in Shareholders' Equity	F5

Statements of Cash Flows	F6

Notes to Financial Statements	F7-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of First Corporation (An Exploration Stage Company)

We have audited the accompanying balance sheets of First Corporation (An Exploration Stage Company) as of September 30, 2010, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2010 and for the period from the date of inception on December 27, 1995 to September 30, 2010. First Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Corporation (An Exploration Stage Company) as of September 30, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2010 and for the period from the date of inception on December 27, 1995 to September 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company has incurred a net operating loss of $240,071 since inception and has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its planned activity. These factors raise substantial doubt that the Company will be able to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 6.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

s/ Madsen & Associates CPA’s, Inc.

Madsen & Associates CPA’s, Inc.

Salt Lake City, Utah

January 12, 2011

FIRST CORPORATION
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	September 30,	September 30,
	2010	2009
ASSETS

Current Assets:
Cash	$-	$-
Total current assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	3,621	8,471
Due to Shareholder	88,050	7,300
Total Current Liabilities	91,671	15,771

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 10,000,000, none issued	-	-
Common stock, $.001 par value; 500,000,000 shares authorized
24,868,000 shares issued and outstanding at September 30, 2010
and September 30, 2009	24,868	24,868
Additional paid in capital	123,532	123,532
Accumulated deficit during exploration stage	(240,071)	(164,171)

Total Stockholders' Equity (Deficit)	(91,671)	(15,771)

Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

FIRST CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS

			From
			December 27,
			1995
	For the	For the	(Date of
	year	year	inception)
	ended	ended	to
	Sep 30,	Sep 30,	Sep 30,
	2010	2009	2010

Revenue:	$-	$-	$-

Total Revenue	-	-	-

Operating Expenses:
Mineral exploration costs	-	-	30,700
Write off of mineral claim	-	-	15,000
General and administrative	75,900	18,041	204,371
Total Operating Expenses	75,900	18,041	250,071

NET LOSS	$(75,900)	$(18,041)	$(250,071)

Weighted Average Shares
Common Stock Outstanding	24,868,000	35,914,575

Net Loss Per Share
(Basic and Fully Dilutive)	(0.00)	(0.00)

The accompanying notes are an integral part of these financial statements

FIRST CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF SOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock		Common Stock
	10,000,000 shares		500,000,000 shares			(Deficit)
	authorized		authorized			accumulated
		Par Value		Par Value	Additional	during the
	Shares	$.001 per	Shares	$.001 per	Paid-In	exploration
	Issued	share	Issued	share	Capital	stage	Total

BALANCE- December 27, 1995 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of common stock in exchange for services	-	-	15,000,000	15,000	(14,250)	-	750
Net loss	-	-	-	-	-	(750)	(750)
BALANCE- September 30, 1996	-	-	15,000,000	15,000	(14,250)	(750)	-
Net loss	-	-	-	-	-	-	-
BALANCE- September 30, 1997	-	-	15,000,000	15,000	(14,250)	(750)	-
Net loss	-	-	-	-	-	-	-
BALANCE- September 30, 1998	-	-	15,000,000	15,000	(14,250)	(750)	-
Issuance of common stock for cash at $.0001 per share	-	-	6,000,000	6,000	(5,400)	-	600
Net loss	-	-	-	-	-	-	-
BALANCE- September 30, 1999	-	-	21,000,000	21,000	(19,650)	(750)	600
Net loss	-	-	-	-	-	-	-
BALANCE- September 30, 2000	-	-	21,000,000	21,000	(19,650)	(750)	600
Net loss	-	-	-	-	-	-	-
BALANCE- September 30, 2001	-	-	21,000,000	21,000	(19,650)	(750)	600
Net loss	-	-	-	-	-	-	-
BALANCE- September 30, 2002	-	-	21,000,000	21,000	(19,650)	(750)	600
Net loss	-	-	-	-	-	-	-
BALANCE- September 30, 2003	-	-	21,000,000	21,000	(19,650)	(750)	600
Issuance of common stock for cash at $.025 per share	-	-	880,000	880	21,120	-	22,000
BALANCE- September 30, 2004	-	-	21,880,000	21,880	1,470	(750)	22,600
Issuance of common stock for services rendered	-	-	50,000,000	50,000	(35,000)	-	15,000
Issuance of common stock for cash at $.025 per share	-	-	160,000	160	3,840	-	4,000
Cancellation of shares	-	-	(26,000,000)	(26,000)	26,000	-	-
Net loss	-	-	-	-	-	(46,376)	(46,376)
BALANCE- September 30, 2005	-	-	46,040,000	46,040	(3,690)	(47,126)	(4,776)
Net loss						(606)	(606)
BALANCE-September 30, 2006	-	-	46,040,000	46,040	(3,690)	(47,732)	(5,382)
Net loss						(25,472)	(25,472)
BALANCE-September 30, 2007	-	-	46,040,000	46,040	(3,690)	(73,204)	(30,854)
Issuance of common stock for cash at $.0375 per share	-	-	2,828,000	2,828	103,222	-	106,050
Net loss	-	-	-	-	-	(72,926)	(72,926)
BALANCE- September 30, 2008	-	-	48,868,000	$48,868	$99,532	$(146,130)	$2,270
Cancellation of shares - President - Mar 17/09			(19,200,000)	$(19,200)	$19,200
Cancellation of shares - Secretary/Treasurer Mar 17/09			(4,800,000)	$(4,800)	$4,800
Net loss						(18,041)	(18,041)
BALANCE-September 30, 2009	-	-	24,868,000	24,868	123,532	(164,171)	(15,771)
Net loss	-	-	-	-	-	(75,900)	(75,900)
BALANCE- September 30, 2010	-	-	24,868,000	24,868	123,532	(240,071)	(91,671)

The accompanying notes are an integral part of these financial statements.

FIRST CORPORATION
(AN EXPLORATION STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

			From
			December 27,
			1995
	For the	For the	(Date of
	year	year	inception)
	ended	ended	to
	Sep 30,	Sep 30,	Sep 30,
	2010	2009	2010
Cash Flows Used in Operating Activities:
Net Loss	$(75,900)	$(18,041)	$(240,071)

Adjustments to reconcile net (loss) to net cash provided by operating activites:
Accounts payable	(4,850)	8,326	3,621
Issuance of stock for services rendered	-	-	15,750
Write off mineral claims	-	-	15,000

Net Cash Used in Operating Activities	(80,750)	(9,715)	(205,700)

Investing Activities:
Acquisition of mineral claims	-	-	(15,000)
	-	-	(15,000)

Financing Activities:
Proceeds from note payable to related party	-	-	15,000
Repayment of note payable to related party	-	-	(15,000)
Advances from shareholder	80,750	9,715	117,465
Repayments to shareholder	-	(2,415)	(29,415)
Issuance of common stock for cash	-	-	132,650
Net Cash Provided by Financing Activities	80,750	7,300	220,700

Net Increase (Decrease) in Cash	-	(2,415)	-

Cash at Beginning of Period	-	2,415	-

Cash at End of Period	$-	$-	$-

Non-Cash Investing & Financing Activities
Issuance of stock for services	$-	$-	$15,750

The accompanying notes are an integral part of these financial statements.

FIRST CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

FIRST CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

FIRST CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

FIRST CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

In December of 2008 this same shareholder advanced $9,715 to the Company to assist with working capital needs.  The Company repaid $2,415 of this advance in December of 2008.  The balance due to the shareholder at September 30, 2010 and 2009 was $7,300.

During the year ended September 30, 2010 two shareholders advanced the sum of $ 80,750 to the Company to assist the Company with working capital needs.  These advances do not carry a stated interest rate and do not have a maturity date and are payable to the shareholder upon demand.

FIRST CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $240,071 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations form the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 7 – MATERIAL AGREEMENTS

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

On October 16, 2009, the Company replaced the above agreement with a new agreement that specified that the Company would acquire all of the issued and outstanding shares of Acquma for the Acquma shareholders in exchange for the issuance of 64,437,848 shares of the Company’s common stock.  Upon closing of this agreement, Acquma will become a wholly-owned subsidiary of First Corporation. The Company has paid $40,000 in legal fees with regards to this potential acquisition.

As of January 12, 2011, the date of issuance of these financial statements, the Company had not closed on this agreement

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events from the fiscal year end of September 30, 2010 to January 12, 2011 which is the date the financial statements were issued.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and preparation of the financial statements for external purposes in accordance with U.S. generally accepted accounting principles as of September 30, 2010.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  This management report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this Annual Report.

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer has determined that there have been no changes to our internal controls over financial reporting that occurred during the quarter and materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT; CORPORATE GOVERNANCE.

Name	Age	Position

Andrew Clarke	35	Chief Executive Officer and Director

Sheryl Cousineau*	32	Director and Secretary/ Treasurer from December 2003 to December 2010; President from July 2009 to December 2010

Joel Breeze*	47	Chief Executive Officer and Director from October 2009 to December 2010

*Sheryl Cousineau and Joel Breeze both resigned from their positions with First Corporation subsequent to September 30, 2010.

The following describes the business experience of Andrew Clarke, our remaining director and executive officer:

Mr. Clarke, who has served as our CEO and director since December 2010, has business and management experience which the board believes suit him for steering the company through its pending acquisition. Since September 17, 2007, Mr. Clarke has served as Regional Sales Director of Foster Refrigerator where he is responsible for management of the UK Southern Region Sales Force supplying refrigeration equipment to a wide range of corporate customers in both the private and public sectors, including preparation of budgets, management of sales force to achieve targets and monthly reporting to its US based parent company. During 2010, Mr. Clarke has also served as a Consultant for Caruso (UK) Ltd - providing support to the Chief Executive Officer in the management of various private equity and small cap investments, liaising with management and agreeing investment strategies with the CEO. It is through such an arrangement that Mr. Clarke provides services to First Corporation as its CEO. From January 2005 to 2007, Mr. Clarke was a Corporate Entertainment Executive - Design Hospitality - Organizing and coordinating Corporate Entertainment events at major sporting events including Grand Prix, Test Match cricket, UK and US boxing promotions and Champions League soccer.

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

ITEM 11.     EXECUTIVE COMPENSATION.

No compensation has been paid to, awarded to, or earned by any of our executive officers or directors during the past three fiscal years.

Employment Contracts

Effective December 9, 2010, First Corporation entered into a Contract for Service, among the company, Caruso (UK) Limited and Mr. Andrew J. Clarke, the form of which is filed as an exhibit hereto. Pursuant to the agreement, Mr. Clarke is to receive 5,000 British pounds (approximately US$8,000) per annum for his services to First Corporation as its CEO plus reimbursement of our-of-pocket expenses incurred on the company's behalf.

Stock Option Grants

We did not grant any stock options to the executive officers or directors during our most recently completed fiscal year ended September 30, 2010, and we have not granted any stock options since our inception.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table provides the names and addresses of each person known to us to beneficially own more than 5% of our outstanding common stock as of December 22, 2010.  Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Common Stock	DeMatco Group Corp. (1) 11 Cours de Rive Geneva 1204 Switzerland	6,050,000	(1)	24.33

Common Stock	Paul Gravatt Maranello, Watch House Green Felstead, Essex, CM6 3EF England	2,000,000		8.04

Common Stock	Mount Elba Ltd.(2) c/o Miller Simons O’Sullivan PO Box 260 Beatrice Butterfield Building Providenciales Turks and Caicos Islands	3,850,000		15.48

(1)
DeMatco Group Corp is a subsidiary of DeMatco Inc. which is approximately 30% beneficially owned by Terrence Ramsden and approximately 20% beneficially owned by Robert Stevens.  Lindsay Smith is a director of Dematco and could therefore be deemed a beneficial owner of shares held by DeMatco Group Corp for reporting purposes only.  Mr. Smith is also a principal of Private Trading Systems Corp which holds 1,100,000 shares of First Corporation which shares, when aggregated with shares of DeMatco Group Corp strictly for reporting purposes, would exceed 5% of the issued and outstanding shares of common stock of First Corp. Similarly, Juerg Walker also beneficially holds in excess of 5% of the issued and outstanding shares of common stock of DeMatco Inc. which, when aggregated for reporting purposes with 1,200,000 of First Corporation held by him would exceed 5% of the issued and outstanding shares of First Corporation.

(2)	Mount Elba Ltd. is beneficially owned by Neil Coles.

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

Security Ownership of Management

None.

Changes in Control

See discussion of Share Exchange Agreement with Acquma contained elsewhere in this Annual Report on Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plans

None.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended September 30, 2010 and September 30, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended September 30, 2009	Year Ended September 30, 2010
Audit Fees	$6,050	12,000
Audit Related Fees	4,000	0
Tax Fees	-	-
All Other Fees	-	-
Total	$10,050	$12,000

ITEM 15.      EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation*

3.2	Bylaws*

10.1	Acquisition Agreement *

10.2	Amending Agreement*

31 Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CORPORATION

Dated: January 12, 2011

	By:	/s/Andrew Clarke
Chief Financial Officer, Principal
Accounting Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Signature

Andrew Clarke	CEO and Director	/s/ Andrew Clarke
(Principal Accounting and
Financial Officer)