Form 10-Q
period 2010-12-31
FIRST CORP /CN/
filed 2011-02-22
CIK 1136463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ Quarterly Report under Section 13 or 15 (D) of the
Securities and Exchange Act of 1934

For The Quarterly Period Ended December 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
EXCHANGE ACT

Commission File Number 0 - 52724

FIRST CORPORATION
(Exact name of small business issuer as specified in its charter)

Colorado	90-0219158
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

254-16 MIDLAKE BOULEVARD, CALGARY, AB T2X 2X7
(Address of principal executive office)

(403) 461-7283
(Issuer’s telephone number)

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

                                Yes ☐   No ☐

         Indicate by check mark whether the registrant is a large  accelerated filer, an accelerated  filer, a  non-accelerated  filer, or a smaller  reporting company.  See the definitions of "large accelerated filer,"  "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

 Indicate by check mark whether the issuer is a "shell company" as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes ☒ No ☐
 State the number of shares outstanding of each of the Issuer's Common equity as of December 31, 2010: 24,868,000 shares

Item 1. Financial Statements.

FIRST CORPORATION
(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

December 31, 2010

(Unaudited)

FIRST CORPORATION
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
(unaudited)
	December 31,	September 30,
	2010	2010
ASSETS	(Unaudited)	(Audited)

Current Assets:
Cash held in escrow	$27,407	$-
Prepaid expenses		$-
Total current assets	27,407	-

Total Assets	$27,407	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	4,361	3,621
Due to Shareholders	129,025	88,050
Total Current Liabilities	133,386	91,671

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 10,000,000, none issued	-	-
Common stock, $.001 par value; 500,000,000 shares authorized
24,868,000 shares issued and outstanding at December 31, 2010
and September 30, 2010	24,868	24,868
Additional paid in capital	123,532	123,532
Accumulated deficit during exploration stage	(254,379)	(240,071)

Total Stockholders' Equity (Deficit)	(105,979)	(91,671)

Total Liabilities and Stockholders' Equity (Deficit)	$27,407	$-

The accompanying notes are an integral part of these financial statements.

FIRST CORPORATION
 (AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

			From
			December 27,
	For the	For the	1995
	three	three	(Date of
	months	months	inception)
	ended	ended	to
	Dec 31,	Dec 31,	Dec 31,
	2010	2009	2010

Revenue:	$-	$-	$-

Total Revenue	-	-	-

Operating Expenses:
Mineral exploration costs	-	-	30,700
Write off of mineral claim	-	-	15,000
General and administrative	14,308	6,483	208,679
Total Operating Expenses	14,308	6,483	254,379

NET LOSS	$(14,308)	$(6,483)	$(254,379)

Weighted Average Shares
Common Stock Outstanding	24,868,000	24,868,000

Net Loss Per Share
(Basic and Fully Dilutive)	(0.00)	(0.00)

The accompanying notes are an integral part of these financial statements

FIRST CORPORATION
(AN EXPLORATION STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
(unaudited)
			From
			December 27,
	For the	For the	1995
	three	three	(Date of
	months	months	inception)
	ended	ended	to
	Dec 31,	Dec 31,	Dec 31,
	2010	2009	2010
Cash Flows Used in Operating Activities:
Net Loss	$(14,308)	$(6,483)	$(254,379)

Adjustments to reconcile net (loss) to net cash provided by operating activites:
Accounts payable	740	6,483	4,361
Issuance of stock for services rendered	-	-	15,750
Write off mineral claims	-	-	15,000

Net Cash Used in Operating Activities	(13,568)	-	(219,268)

Investing Activities:
Acquisition of mineral claims	-	-	(15,000)
	-	-	(15,000)

Financing Activities:
Proceeds from note payable to related party	-	-	15,000
Repayment of note payable to related party	-	-	(15,000)
Advances from shareholder	50,975	-	168,440
Repayments to shareholder	(10,000)	-	(39,415)
Issuance of common stock for cash	-	-	132,650
Net Cash Provided by Financing Activities	40,975	-	261,675

Net Increase (Decrease) in Cash	27,407	-	27,407

Cash at Beginning of Period	-	-	-

Cash at End of Period	$27,407	$-	$27,407

Non-Cash Investing & Financing Activities
Issuance of stock for services	$-	$-	$15,750

The accompanying notes are an integral part of these financial statements.

 FIRST CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2010
NOTE 1 – BASIS OF PRESENTATION

The interim financial statements of First Corporation (the Company) for the three months ended December 31, 2010 and 2009 and for the period from date of inception on December 27, 1995 to December 31, 2010 are not audited.  The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all of the disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of December 31, 2010 and the results of its operations and cash flows for the three and nine months ended December 31, 2010 and 2009 and for the period from the date of inception on December 27, 1995 to December 31, 2010.  The results of operations for the three and nine months ended December 31, 2010 and 2009 are not necessarily indicative of the results for a full year period.

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

In January of 2010, the same shareholder advanced $10,000 to the Company to assist with working capital needs.

During August through December of 2010, the same shareholder advanced an aggregate of $41,750 to cover working capital needs.

In November 2010, another shareholder advanced an additional $19,750 to assist with working capital needs.

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

Item 2.

Management’s Discussion and Plan of Operations

Our registration statement on Form SB-2 was declared effective on July 8, 2007 and we were successful in completing slightly more than the minimum required under the terms of our prospectus, 707,000 shares at $0.15 per share for an aggregate amount of $106,050.  Repayment of loans to the Company and legal, accounting and filing expenses have severely depleted cash reserves.

On May 18, 2008, we determined that due to (i) market conditions and (ii) the loss of potential financings resulting from our being designated a “shell corporation”, that it was in the best interest of First Corporation and the shareholders to not renew ownership of our mineral claims and proceed to look for alternative business opportunities. Accordingly, on that date, our board of directors voted unanimously to discontinue exploration of our mineral claims in the Red Lake district of northern Ontario and to seek another business opportunity.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the CEO, Principal Accounting and Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end fo the period covered by this report.  Based on that evaluation, the CEO, Principal Accounting and Financial Officer has concluded that these disclosure controls and procedures are effective.  There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

Not Applicable

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8K

Exhibit 31          Rule 13a-14(d) Certification
Exhibit 32          Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

FIRST CORPORATION
Dated: February 21, 2010

	By:	/s/	Andrew Clarke
Andrew Clarke,
Director, Chief Executive and Financial
Officer