Form 10-Q
period 2011-03-31
FIRST CORP /CN/
filed 2011-05-23
CIK 1136463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ Quarterly Report under Section 13 or 15 (D) of the
Securities and Exchange Act of 1934

For The Quarterly Period Ended March 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
EXCHANGE ACT

Commission File Number 0 - 52724

FIRST CORPORATION
(Exact name of small business issuer as specified in its charter)

Colorado	90-0219158
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

Maranello, Watch House Green, Felsted, Essex, CM6 3EF, United Kingdom
Address of Principal Executive Office (Street and Number)

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

 State the number of shares outstanding of each of the Issuer's Common equity as of March 31, 2011: 25,885,250 shares.

Item 1. Financial Statements.

FIRST CORPORATION
(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

FIRST CORPORATION
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	March 31,	September 30,
	2011	2010
ASSETS	(Unaudited)	(Audited)

Current Assets:
Cash	$-	$-
Cash held in escrow	$3,855	$-
Total current assets	3,855	-

Total Assets	$3,855	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	3,668	3,621
Due to Shareholder	67,420	88,050
Total Current Liabilities	71,088	91,671

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 10,000,000, none issued	-	-
Common stock, $.001 par value; 500,000,000 shares authorized
25,885,250 shares issued and outstanding at March 31, 2011
24,868,000 shares issued and outstanding at September 30, 2010	25,885	24,868
Additional paid in capital	224,240	123,532
Accumulated deficit during exploration stage	(317,358)	(240,071)

Total Stockholders' Equity (Deficit)	(67,233)	(91,671)

Total Liabilities and Stockholders' Equity (Deficit)	$3,855	$-

The accompanying notes are an integral part of these financial statements.

FIRST CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

					From
					December 27,
	For the	For the	For the	For the	1995
	three	three	six	six	(Date of
	months	months	months	months	inception)
	ended	ended	ended	ended	to
	Mar 31,	Mar 31,	Mar 31,	Mar 31,	Mar 31,
	2011	2010	2011	2010	2011

Revenue:	$-	$-	$-	$-	$-

Total Revenue	-	-	-	-	-

Operating Expenses:
Mineral exploration costs	-	-	-	-	30,700
Write off of mineral claim	-	-	-	-	15,000
General and administrative	63,074	7,500	77,287	14,383	271,658
Total Operating Expenses	63,074	7,500	77,287	14,383	317,358

NET LOSS	$(63,074)	$(7,500)	$(77,287)	$(14,383)	$(317,358)

Weighted Average Shares
Common Stock Outstanding	25,037,542	24,868,000	24,951,381	24,868,000

Net Loss Per Share
(Basic and Fully Dilutive)	(0.00)	(0.00)	(0.00)	(0.00)

The accompanying notes are an integral part of these financial statements.

FIRST CORPORATION
(AN EXPLORATION STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From
			December 27,
	For the	For the	1995
	six	six	(Date of
	months	months	inception)
	ended	ended	to
	Mar 31,	Mar 31,	Mar 31,
	2011	2010	2011
Cash Flows Used in Operating Activities:
Net Loss	$(77,287)	$(14,383)	$(317,358)

Adjustments to reconcile net (loss) to net cash provided by operating activites:
Accounts payable	47	4,383	3,668
Issuance of stock for services rendered	-	-	15,750
Write off mineral claims	-	-	15,000

Net Cash Used in Operating Activities	(77,240)	(10,000)	(282,940)

Investing Activities:
Acquisition of mineral claims	-	-	(15,000)
	-	-	(15,000)

Financing Activities:
Proceeds from note payable to related party	-	-	15,000
Repayment of note payable to related party	-	-	(15,000)
Advances from shareholder	91,095	10,000	208,560
Repayments to shareholder	(10,000)	-	(39,415)
Issuance of common stock for cash	-	-	132,650
Net Cash Provided by Financing Activities	81,095	10,000	301,795

Net Increase (Decrease) in Cash	3,855	-	3,855

Cash at Beginning of Period	-	-	-

Cash at End of Period	$3,855	$-	$3,855

Non-Cash Investing & Financing Activities
Issuance of stock for services	$-	$-	$15,750
Issuance of stock for shareholder advances	$101,725

The accompanying notes are an integral part of these financial statements.

FIRST CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(unaudited)

	Preferred Stock		Common Stock
	10,000,000 shares		500,000,000 shares			(Deficit)
	authorized		authorized			accumulated
		Par Value		Par Value	Additional	during the
	Shares	$.001 per	Shares	$.001 per	Paid-In	exploration
	Issued	share	Issued	share	Capital	stage	Total
BALANCE- December 27, 1995 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of common stock in exchange for services	-	-	15,000,000	15,000	(14,250)	-	750
Net loss	-	-	-	-	-	(750)	(750)
BALANCE- September 30, 1996	-	-	15,000,000	15,000	(14,250)	(750)	-
Net loss	-	-	-	-	-	-	-
BALANCE- September 30, 1997	-	-	15,000,000	15,000	(14,250)	(750)	-
Net loss	-	-	-	-	-	-	-
BALANCE- September 30, 1998	-	-	15,000,000	15,000	(14,250)	(750)	-
Issuance of common stock for cash at $.0001 per share	-	-	6,000,000	6,000	(5,400)	-	600
Net loss	-	-	-	-	-	-	-
BALANCE- September 30, 1999	-	-	21,000,000	21,000	(19,650)	(750)	600
Net loss	-	-	-	-	-	-	-
BALANCE- September 30, 2000	-	-	21,000,000	21,000	(19,650)	(750)	600
Net loss	-	-	-	-	-	-	-
BALANCE- September 30, 2001	-	-	21,000,000	21,000	(19,650)	(750)	600
Net loss	-	-	-	-	-	-	-
BALANCE- September 30, 2002	-	-	21,000,000	21,000	(19,650)	(750)	600
Net loss	-	-	-	-	-	-	-
BALANCE- September 30, 2003	-	-	21,000,000	21,000	(19,650)	(750)	600
Issuance of common stock for cash at $.025 per share	-	-	880,000	880	21,120	-	22,000
BALANCE- September 30, 2004	-	-	21,880,000	21,880	1,470	(750)	22,600
Issuance of common stock for services rendered	-	-	50,000,000	50,000	(35,000)	-	15,000
Issuance of common stock for cash at $.025 per share	-	-	160,000	160	3,840	-	4,000
Cancellation of shares	-	-	(26,000,000)	(26,000)	26,000	-	-
Net loss	-	-	-	-	-	(46,376)	(46,376)
BALANCE- September 30, 2005	-	-	46,040,000	46,040	(3,690)	(47,126)	(4,776)
Net loss						(606)	(606)
BALANCE-September 30, 2006	-	-	46,040,000	46,040	(3,690)	(47,732)	(5,382)
Net loss						(25,472)	(25,472)
BALANCE-September 30, 2007	-	-	46,040,000	46,040	(3,690)	(73,204)	(30,854)
Issuance of common stock for cash at $.0375 per share	-	-	2,828,000	2,828	103,222	-	106,050
Net loss	-	-	-	-	-	(72,926)	(72,926)
BALANCE- September 30, 2008	-	-	48,868,000	$48,868	$99,532	$(146,130)	$2,270
Cancellation of shares - President - Mar 17/09			(19,200,000)	$(19,200)	$19,200
Cancellation of shares - Secretary/Treasurer Mar 17/09			(4,800,000)	$(4,800)	$4,800
Net loss						(18,041)	(18,041)
BALANCE-September 30, 2009	-	-	24,868,000	24,868	123,532	(164,171)	(15,771)
Net loss	-	-	-	-	-	(75,900)	(75,900)
BALANCE- September 30, 2010	-	-	24,868,000	24,868	123,532	(240,071)	(91,671)
Net loss	-	-	-	-	-	(77,287)	(77,287)
BALANCE- March 31, 2011	-	-	24,868,000	24,868	123,532	(317,358)	(168,958)

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2011

NOTE 1 – BASIS OF PRESENTATION

The interim financial statements of First Corporation (the Company) for the three and six months ended March 31, 2011 and 2010 and for the period from date of inception on December 27, 1995 to March 31, 2011 are not audited.  The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all of the disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of March 31, 2011 and the results of its operations and cash flows for the three and six months ended March 31, 2011 and 2010 and for the period from the date of inception on December 27, 1995 to March 31, 2011.  The results of operations for the three and six months ended March 31, 2011 and 2010 are not necessarily indicative of the results for a full year period.

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

In March of 2011, the Company issued 1,017,250 shares of common stock valued at $ .10 per share for repayment of advances made by shareholders to the Company in the amount of $ 101,725.

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

During October through December of 2010, the same shareholder advanced an aggregate of $31,225 to cover working capital needs and the Company repaid $10,000 of those advances back to the shareholder.

In November 2010, another shareholder advanced an additional $19,750 to assist with working capital needs.

During the three months ended March 31, 2011,  two shareholders advanced an additional $ 40,120 to the Company to assist with working capital needs. In March of 2011, the Company issued 1,017,250 shares of common stock valued at $ .10 per share to repay a portion of the amounts advanced by these shareholders in the amount of $ 101,725.

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $317,358 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

On May 18, 2008, our board of directors voted unanimously to discontinue our then plan of operation which included exploration of our mineral claims in the Red Lake district of northern Ontario and to seek another business opportunity.

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

Share Exchange Agreement

First Corporation, Acquma Holdings Limited (“Acquma”) and the shareholders of Acquma (the “Acquma Shareholders”) entered into a Share Exchange Agreement, dated as of October 16, 2009 (the “Exchange Agreement”).  Pursuant to the terms of the Exchange Agreement, First Corporation is to acquire all of the issued and outstanding shares of Acquma from the Acquma Shareholders in exchange for an aggregate of 64,437,848 shares of First Corporation common stock (the “Acquisition Shares”).    The Exchange Agreement called for Acquma to become a wholly-owned subsidiary of First Corporation.  The Exchange Agreement expired by its own terms after the deadline for closing the transactions contemplated therein passed.  The parties have been negotiating a revised agreement on similar terms.  However, we continue to explore other possible business opportunities of a similar nature and with a similar objective in mind.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the CEO, Principal Accounting and Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end fo the period covered by this report.  Based on that evaluation, the CEO, Principal Accounting and Financial Officer has concluded that these disclosure controls and procedures are effective.  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As of March 15, 2011, we issued 817,500 shares of our common stock to DeMatco Group Corp and 199,750 shares of our common stock to Jamie Sullivan, both existing shareholders of First Corporation.  The shares were issued in exchange for costs advanced by such shareholders during 2010 at a price of $0.10 per share.  The advances were used for legal, accounting and administrative fees of the company.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 5.	Other Information

First Corporation entered into a Media Relations Campaign Agreement with Emerson Gerard Associates, Inc. (“EGA”), as of March 8, 2011, pursuant to which it is to pay EGA $6,850 per month for services in promoting products of First Corporation and Tramigo Ltd.  The agreement is on a month to month basis and may be terminated by First Corporation upon 15 days’ written notice to EGA.  A copy of this agreement is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1.

Item 6.	Exhibits and Reports on Form 8K

Exhibit 10.1	Media Relations Campaign Agreement, dated as of March 8, 2011, by and between First Corporation and Emerson Gerard Associates, Inc.
Exhibit 31	Rule 13a-14(d) Certification
Exhibit 32	Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

FIRST CORPORATION
Dated: May 20, 2011

	By:	/s/ Andrew Clarke
Andrew Clarke,
Director, Chief Executive and Financial
Officer