Form 10-Q
period 2011-06-30
FIRST CORP /CN/
filed 2011-08-22
CIK 1136463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ Quarterly Report under Section 13 or 15 (D) of the
Securities and Exchange Act of 1934

For The Quarterly Period Ended June 30, 2011

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

 Indicate by check mark whether the issuer is a "shell company" as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes ☒ No ☐
 State the number of shares outstanding of each of the Issuer's Common equity as of June 30, 2011: 25,885,250 shares.

________________________________________

FIRST CORPORATION

INTERIM FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

________________________________________

FIRST CORPORATION
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	June 30,	September 30,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash	$-	$-
Cash held in escrow	$100,228	$-
Total current assets	100,228	-

Total Assets	$100,228	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	25,829	3,621
Accrued interest	4,993
Due to Shareholder	67,420	88,050
Convertible notes payable, net of debt discount of $138,195	111,085	-
Total Current Liabilities	209,327	91,671

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 10,000,000, none issued	-	-
Common stock, $.001 par value; 500,000,000 shares authorized 25,885,250 shares issued and outstanding at June 30, 2011 and 24,868,000 shares issued and outstanding at September 30, 2010	25,885	24,868
Additional paid in capital	403,406	123,532
Accumulated deficit during exploration stage	(538,390)	(240,071)

Total Stockholders' Equity (Deficit)	(109,099)	(91,671)

Total Liabilities and Stockholders' Equity (Deficit)	$100,228	$-

The accompanying notes are an integral part of these financial statements.

FIRST CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

					From
					December 27,
	For the	For the	For the	For the	1995
	three	three	nine	nine	(Date of
	months	months	months	months	inception)
	ended	ended	ended	ended	to
	Jun 30,	Jun 30,	Jun 30,	Jun 30,	Jun 30,
	2011	2010	2011	2010	2011

Revenue:	$-	$-	$-	$-	$-

Total Revenue	-	-	-	-	-

Operating Expenses:
Mineral exploration costs	-	-	-	-	30,700
Write off of mineral claim	-	-	-	-	15,000
General and administrative	175,788	3,912	253,075	27,050	448,166
Total Operating Expenses	175,788	3,912	253,075	27,050	493,866

Other Expenses:
Interest expense	45,244	-	45,244	-	45,244

NET LOSS	$(221,032)	$(3,912)	$(298,319)	$(27,050)	$(538,390)

Weighted Average Shares
Common Stock Outstanding	25,885,250	24,868,000	25,266,702	24,868,000

Net Loss Per Share
(Basic and Fully Dilutive)	(0.00)	(0.00)	(0.00)	(0.00)

The accompanying notes are an integral part of these financial statements

FIRST CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From
			December 27,
	For the	For the	1995
	nine	nine	(Date of
	months	months	inception)
	ended	ended	to
	Jun 30,	Jun 30,	Jun 30,
	2011	2010	2011
Cash Flows Used in Operating Activities:
Net Loss	$(298,319)	$(27,050)	$(538,390)

Adjustments to reconcile net (loss) to net cash provided by operating activites:
Accounts payable	22,208	(3,700)	25,829
Accrued interest payable	4,993		4,993
Amortization of debt discount	40,251		40,251
Issuance of stock for services rendered	-	-	15,750
Write off mineral claims	-	-	15,000

Net Cash Used in Operating Activities	(230,867)	(30,750)	(436,567)

Investing Activities:
Acquisition of mineral claims	-	-	(15,000)
	-	-	(15,000)

Financing Activities:
Proceeds from convertible promissory notes	250,000	-	250,000
Proceeds from note payable to related party	-	-	15,000
Repayment of note payable to related party	-	-	(15,000)
Advances from shareholder	91,095	30,750	208,560
Repayments to shareholder	(10,000)	-	(39,415)
Issuance of common stock for cash	-	-	132,650
Net Cash Provided by Financing Activities	331,095	30,750	551,795

Net Increase (Decrease) in Cash	100,228	-	100,228

Cash at Beginning of Period	-	-	-

Cash at End of Period	$100,228	$-	$100,228

Non-Cash Investing & Financing Activities
Issuance of stock for services	$-	$-	$15,750
Issuance of stock for shareholder advances	$101,725	$-	$101,725

The accompanying notes are an integral part of these financial statements.

FIRST CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(unaudited)

	Preferred Stock		Common Stock
	10,000,000 shares		500,000,000 shares			(Deficit)
	authorized		authorized			accumulated
		Par Value		Par Value	Additional	during the
	Shares	$.001 per	Shares	$.001 per	Paid-In	exploration
	Issued	share	Issued	share	Capital	stage	Total
BALANCE- December 27, 1995 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of common stock in exchange for services	-	-	15,000,000	15,000	(14,250)	-	750
Net loss	-	-	-	-	-	(750)	(750)
BALANCE- September 30, 1996	-	-	15,000,000	15,000	(14,250)	(750)	-
Net loss	-	-	-	-	-	-	-
BALANCE- September 30, 1997	-	-	15,000,000	15,000	(14,250)	(750)	-
Net loss	-	-	-	-	-	-	-
BALANCE- September 30, 1998	-	-	15,000,000	15,000	(14,250)	(750)	-
Issuance of common stock for cash at $.0001 per share	-	-	6,000,000	6,000	(5,400)	-	600
Net loss	-	-	-	-	-	-	-
BALANCE- September 30, 1999	-	-	21,000,000	21,000	(19,650)	(750)	600
Net loss	-	-	-	-	-	-	-
BALANCE- September 30, 2000	-	-	21,000,000	21,000	(19,650)	(750)	600
Net loss	-	-	-	-	-	-	-
BALANCE- September 30, 2001	-	-	21,000,000	21,000	(19,650)	(750)	600
Net loss	-	-	-	-	-	-	-
BALANCE- September 30, 2002	-	-	21,000,000	21,000	(19,650)	(750)	600
Net loss	-	-	-	-	-	-	-
BALANCE- September 30, 2003	-	-	21,000,000	21,000	(19,650)	(750)	600
Issuance of common stock for cash at $.025 per share	-	-	880,000	880	21,120	-	22,000
BALANCE- September 30, 2004	-	-	21,880,000	21,880	1,470	(750)	22,600
Issuance of common stock for services rendered	-	-	50,000,000	50,000	(35,000)	-	15,000
Issuance of common stock for cash at $.025 per share	-	-	160,000	160	3,840	-	4,000
Cancellation of shares	-	-	(26,000,000)	(26,000)	26,000	-	-
Net loss	-	-	-	-	-	(46,376)	(46,376)
BALANCE- September 30, 2005	-	-	46,040,000	46,040	(3,690)	(47,126)	(4,776)
Net loss						(606)	(606)
BALANCE-September 30, 2006	-	-	46,040,000	46,040	(3,690)	(47,732)	(5,382)
Net loss						(25,472)	(25,472)
BALANCE-September 30, 2007	-	-	46,040,000	46,040	(3,690)	(73,204)	(30,854)
Issuance of common stock for cash at $.0375 per share	-	-	2,828,000	2,828	103,222	-	106,050
Net loss	-	-	-	-	-	(72,926)	(72,926)
BALANCE- September 30, 2008	-	-	48,868,000	$48,868	$99,532	$(146,130)	$2,270
Cancellation of shares - President - Mar 17/09			(19,200,000)	$(19,200)	$19,200
Cancellation of shares - Secretary/Treasurer Mar 17/09			(4,800,000)	$(4,800)	$4,800
Net loss						(18,041)	(18,041)
BALANCE-September 30, 2009	-	-	24,868,000	24,868	123,532	(164,171)	(15,771)
Net loss	-	-	-	-	-	(75,900)	(75,900)
BALANCE- September 30, 2010	-	-	24,868,000	24,868	123,532	(240,071)	(91,671)
Issuance of common stock - Mar 15/11 @$.10 per share			199,750	200	19,775		19,975
Issuance of common stock - Mar 15/11 @$.10 per share			817,500	817	80,933		81,750
Net loss	-	-	-	-	-	(240,575)	(240,575)
BALANCE- Jun 30, 2011	-	-	25,885,250	25,885	224,240	(480,646)	(230,521)

The accompanying notes are an integral part of these financial statements.

FIRST CORPORATION
(AN EXPLORATION STAGE COMPANY)
SCHEDULE OF WEIGHTED AVERAGE SHARES OUTSTANDING
(unaudited)

		Preferred Stock		Common Stock				Weighted
		10,000,000 shares authorized		500,000,000 shares authorized				Average
		Shares	Par Value	Share	Number of	Number of	days times
	Date	Issued	$.001 per share	Issued	shares held	days held	shares

BALANCE- December 27, 1995 (inception)	27-Dec-95
Issuance of common stock in exchange for services	27-Dec-95	-	-	15,000,000	15,000,000	278	4,170,000,000

Total for the period	30-Sep-96					278	4,170,000,000	15,000,000
Balance forward	30-Sep-96				15,000,000	365	5,475,000,000

Total for the year	30-Sep-97					365	5,475,000,000	15,000,000
Balance forward	30-Sep-97				15,000,000	365	5,475,000,000

Total for the year	30-Sep-98					365	5,475,000,000	15,000,000
Balance forward	30-Sep-98				15,000,000	212	3,180,000,000
Issuance of common stock for cash at $.002 per share	30-Apr-99			6,000,000	21,000,000	153	3,213,000,000

Total for the year	30-Sep-99					365	6,393,000,000	17,515,068
Balance forward	30-Sep-99				21,000,000	366	7,686,000,000

Total for the year	30-Sep-00					366	7,686,000,000	21,000,000
Balance forward	30-Sep-00				21,000,000	365	7,665,000,000

Total for the year	30-Sep-01					365	7,665,000,000	21,000,000
Balance forward	30-Sep-01				21,000,000	365	7,665,000,000

Total for the year	30-Sep-02					365	7,665,000,000	21,000,000
Balance forward	30-Sep-02				21,000,000	365	7,665,000,000

Total for the year	30-Sep-03					365	7,665,000,000	21,000,000
Balance forward	30-Sep-03				21,000,000	366	7,686,000,000
Issuance of common stock for cash at $.50 per share	30-Sep-04			880,000	21,880,000	-	-

Total for the year	30-Sep-04					366	7,686,000,000	21,000,000
Balance forward	30-Sep-04				21,880,000	31	678,280,000
Issuance of common stock for services rendered	31-Oct-04	-	-	50,000,000	71,880,000	61	4,384,680,000
Issuance of common stock for cash at $.25 per share	31-Dec-04	-	-	160,000	72,040,000	273	19,666,920,000
Cancellation of shares	30-Sep-05	-	-	(26,000,000)	46,040,000	-	-

Total for the year	30-Sep-05					365	24,729,880,000	67,753,096
Balance forward	30-Sep-05				46,040,000	365	16,804,600,000

Total for the year	30-Sep-06					365	16,804,600,000	46,040,000
Balance forward	30-Sep-06				46,040,000	365	16,804,600,000
Total for the year	30-Sep-99					730	33,609,200,000	46,040,000
Balance forward	30-Sep-99				-	2,922	-

Total for the year	30-Sep-07					4,017	50,413,800,000	12,550,112
Balance forward	30-Sep-07				46,040,000	45	2,071,800,000
Issuance of common stock for cash at $.15 per share	14-Nov-07	-	-	2,828,000	48,868,000	321	15,686,628,000

Total for the year	30-Sep-08					366	17,758,428,000	48,520,295
Balance forward	30-Sep-08				48,868,000	168	8,209,824,000

Cancellation of shares - President	17-Mar-09			(19,200,000)	29,668,000	-	-
Cancellation of shares - Secretary/Treasurer	17-Mar-09			(4,800,000)	24,868,000	197	4,898,996,000
Stock dividend - 3:1	23-Mar-09	Retroactively adjusted

Total for the year	30-Sep-09					365	13,108,820,000	35,914,575
Balance forward	30-Sep-09				24,868,000	365	9,076,820,000

Total for the year	30-Sep-10					365	9,076,820,000	24,868,000
Balance forward	30-Sep-10				24,868,000	166	4,128,088,000
Issuance of common stock for cash at $.10 per share	15-Mar-11			199,750	25,067,750	-	-
Issuance of common stock for cash at $.10 per share	15-Mar-11			817,500	25,885,250	107	2,769,721,750

Total for the period	30-Jun-11					273	6,897,809,750	25,266,702

INCEPTION TO DATE:

Total for the period	30-Sep-96					278	4,170,000,000
Total for the year	30-Sep-97					365	1,368,750,000
Total for the year	30-Sep-98					365	1,368,750,000
Total for the year	30-Sep-99					365	1,598,250,000
Total for the year	30-Sep-00					366	1,921,500,000
Total for the year	30-Sep-01					365	1,916,250,000
Total for the year	30-Sep-02					365	1,916,250,000
Total for the year	30-Sep-03					365	1,916,250,000
Total for the year	30-Sep-04					366	1,921,500,000
Total for the year	30-Sep-05					365	6,182,470,000
Total for the year	30-Sep-06					365	4,201,150,000
Total for the year	30-Sep-07					365	4,201,150,000
Total for the year	30-Sep-08					366	4,439,607,000
Total for the year	30-Sep-09					365	13,108,820,000
Total for the year	30-Sep-10					365	9,076,820,000
Total for the period	30-Jun-11					166	6,897,809,750

						5,557	66,205,326,750	11,913,861

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The interim financial statements of First Corporation (the Company) for the three and nine months ended June 30, 2011 and 2010 and for the period from date of inception on December 27, 1995 to June 30, 2011 are not audited.  The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all of the disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of June 30, 2011 and the results of its operations and cash flows for the three and nine months ended June 30, 2011 and 2010 and for the period from the date of inception on December 27, 1995 to June 30, 2011.  The results of operations for the three and nine months ended June 30, 2011 and 2010 are not necessarily indicative of the results for a full year period.

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

During the three months ended June 30, 2011, the Company paid $ 35,000 to a shareholder of the Company for services rendered to the Company.  In the opinion of management, these payments were made at fair value and as part of the normal course of business operations of the Company.

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of

538,390 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 7 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of 538,390 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 8 – SHARE EXCHANGE AGREEMENT

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

NOTE 9 – CONVERTIBLE NOTE PAYABLE

On April 8, 2011, the Company issued an 8% convertible note payable in the principal face amount of $250,000 in exchange for cash proceeds of the same amount.  The note provides for the payment of eight percent (8%) interest per annum with a due date of April 8, 2012.  The note also provides for potential conversion into common stock of the Company at a price of $ .60 per share.  Based upon the intrinsic value on the date of issuance, the note has a beneficial conversion feature, for which the Company has recorded a debt discount of $179,166.  This debt discount is being amortized to the maturity date of the note, which is twelve months from the date of issuance.  As of June 30, 2011, the Company has accrued interest payable on the face amount of the note in the amount of $ 4,993.  The Company has also recognized $ 40,251 as interest expense during the quarter ended June 30, 2011 from the amortization of the debt discount.

NOTE 10 – LETTER OF INTENT

On June 2, 2011 the Company signed a letter of intent with Gecko Landmarks, Ltd to acquire a 10% equity interest in Gecko, the producer of the highly innovative Global Landmark Data and related software.  Under the terms of the LOI, the Company agreed to acquire the 10% equity interest on or before July 31, 2011 for the amount of one million dollars ($1,000,000). The Company has an option to acquire an additional 23% of the share capital of Gecko within six (6) months of the date of the LOI for an amount of 3.45 million dollars ($3,450,000).  As of August 15, 2011, the Company had not acquired the equity interest in Gecko.

Item 2.

Management’s Discussion and Plan of Operation

Our registration statement on Form SB-2 was declared effective on July 8, 2007 and we sold slightly more than the minimum offering amount under the terms of our prospectus, 707,000 shares at $0.15 per share for an aggregate amount of $106,050.  Repayment of loans to First Corporation and legal, accounting and filing expenses depleted cash raised in the offering.

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

First Corporation, Acquma Holdings Limited (“Acquma”) and the shareholders of Acquma (the “Acquma Shareholders”) entered into a Share Exchange Agreement, dated as of October 16, 2009 (the “Exchange Agreement”).  Pursuant to the terms of the Exchange Agreement, First Corporation was to acquire all of the issued and outstanding shares of Acquma from the Acquma Shareholders in exchange for an aggregate of 64,437,848 shares of First Corporation common stock (the “Acquisition Shares”).    The Exchange Agreement called for Acquma to become a wholly-owned subsidiary of First Corporation.  The Exchange Agreement expired by its own terms after the deadline for closing the transactions contemplated therein passed.

The parties had been negotiating a revised agreement on similar terms.  However, as of June 30, 2011, they had not reached such an agreement and management has deemed it best to explore other possibilities including a direct investment in Tramigo or its affiliate, Gecko Landmarks Ltd.

We entered into a Letter of Intent, effective May 25, 2011, with Gecko Landmarks Ltd., also a Finnish company and an affiliate of Tramigo Oy. This Letter of Intent provides for First Corporation to purchase an initial 10% stake in Gecko subject to completion of due diligence, required shareholder approval and regulatory compliance, all in accordance with a definitive agreement.

On April 5, 2011, First Corporation entered into a consultancy arrangement with Thomas J. Wikstrom of Luxembourg pursuant to a letter agreement, a copy of which was attached as an exhibit to our Current Report on Form 8-K filed on April 11, 2011.  Pursuant to the letter, the consultancy is for a period of one year for which Mr. Wikstrom is to receive cash compensation of $50,000, payable in quarterly installments, and reimbursement of travel expenses directly related to his responsibilities.  First Corporation also expects to issue shares of stock to Mr. Wikstrom as a bonus at the end of the year in an amount to be determined.

On April 8, 2011, First Corporation entered into a Securities Purchase Agreement with Investa Securities Limited pursuant to which Investa has agreed to purchase, and the company has agreed to sell to Investa, unsecured 8% Convertible Notes in the aggregate original principal amount of up to $2,000,000 with an initial minimum investment of $250,000 to occur within 14 days of the date of the agreement. First Corporation may require additional note purchases on 14 days’ notice if the average closing share price exceeds $0.80 for ten days preceding such notice.  The notes are to be convertible at a price of $0.60 per share on ten days’ notice at the investor’s option or at the option of First Corporation if the average closing share price for ten trading days preceding such notice exceeds $1.00.  A copy of the agreement, together with the form of note was attached as an exhibit to our Current Report on Form 8-K filed on April 11, 2011.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the CEO and Principal Accounting and Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the CEO and Principal Accounting and Financial Officer has concluded that these disclosure controls and procedures are effective.  There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On April 8, 2011, First Corporation entered into a Securities Purchase Agreement with Investa Securities Limited pursuant to which Investa has agreed to purchase, and the company has agreed to sell to Investa, unsecured 8% Convertible Notes in the aggregate original principal amount of up to $2,000,000 with an initial minimum investment of $250,000 to occur within 14 days of the date of the agreement. First Corporation may require additional note purchases on 14 days’ notice if the average closing share price exceeds $0.80 for ten days preceding such notice.  The notes are to be convertible at a price of $0.60 per share on ten days’ notice at the investor’s option or at the option of First Corporation if the average closing share price for ten trading days preceding such notice exceeds $1.00.  A copy of the agreement, together with the form of Convertible Note was attached as an exhibit to our Current Report on Form 8-K filed on April 11, 2011.  Convertible Notes under the Securities Purchase Agreement are issued pursuant to 4(2) of the Securities Act of 1933, as amended, as they are not being issued in connection with any public offering.

The initial $250,000 investment occurred on April 11, 2011.  Through June 30, we have used proceeds of this initial investment for the following purposes:

Consulting fees and reimbursement of expenses in connection with the Gecko acquisition, of which $20,000 was paid to a significant shareholder of First Corporation	54,000
Finder’s fee to significant shareholder of First Corporation for arrangement of funding	15,000
Payment of fee to former director (in settlement of director fees claimed)	12,000
Due Diligence fee paid to Private Trading Systems Ltd. for its due diligence investigation of Gecko Landmarks Ltd.’s technology	25,000
Payment to Performance Capital as a retainer fee for consulting services in connection with the Gecko transaction	50,000
Legal and accounting fees and other compliance costs	6,627
TOTAL	162,627

Item 3.    Defaults Upon Senior Securities

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a) Exhibits.

Exhibit 10.1	Note Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 11, 2011).
Exhibit 31	Rule 13a-14(d) Certification
Exhibit 32	Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

FIRST CORPORATION
Dated: August 15, 2011

	By:	/s/	Andrew Clarke
Andrew Clarke,
Director, Chief Executive and Financial
Officer