Form 10-K
period 2011-09-30
FIRST CORP /CN/
filed 2012-01-13
CIK 1136463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934
For the fiscal year ended September 30, 2011

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act Of 1934
For the transition period from _____ to _____

Commission File Number: 000 52724

FIRST CORPORATION
(Name of small business issuer in its charter)

Colorado	90-0219158
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Maranello, Watch House Green, Felsted, Essex, CM6 3EF, United Kingdom
(Address of principal executive offices)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. 5,267,100.

The number of shares of the issuer’s common stock issued and outstanding as of December 29, 2011 was 25,885,250.

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

ITEM 1.           BUSINESS.

Corporate Background

First Corporation is a corporation formed under the laws of the State of Colorado on December 27, 1995. Our principal executive offices are located in England. Our original business was the exploration of mineral claims for commercially viable deposits of precious and base metals.  However, on May 18, 2008, our board of directors voted unanimously to discontinue exploration of our mineral claims in the Red Lake district of northern Ontario, due to the difficulty in securing adequate financing.  We have since pursued other opportunities.

Acquma Letter of Intent and Share Exchange Agreement

On July 8, 2009, we entered into a Letter of Intent containing a binding agreement for a share exchange whereby First Corporation acquired 1.6 million shares of Acquma Holdings Limited (“Acquma”)  from Louis Consulting in exchange for 4.8 million shares of First Corporation’s restricted common stock.  This transaction resulted in First Corporation owning approximately 10% of the issued and outstanding shares of Acquma. Acquma  is an investment company which currently owns 18% of Tramigo Oy Ltd., a private Finnish company. Tramigo Oy is engaged in the development and marketing of GPS based navigation systems marketed in over 100 countries worldwide.

First Corporation, Acquma and the shareholders of Acquma (the “Acquma Shareholders”) entered into a Share Exchange Agreement, dated as of October 16, 2009 (the “Exchange Agreement”).  Pursuant to the terms of the Exchange Agreement, First Corporation was to acquire all of the issued and outstanding shares of Acquma from the Acquma Shareholders in exchange for an aggregate of 64,437,848 shares of First Corporation common stock (the “Acquisition Shares”).   Upon closing of the Exchange Agreement, Acquma was to become a wholly-owned subsidiary of First Corporation.  The Exchange Agreement expired by its own terms after the deadline for closing the transactions contemplated therein passed.  The parties had been negotiating a revised agreement on similar terms.  However, as of June 30, 2011, they had not reached such an agreement and management has deemed it best to explore other possibilities including a direct investment in Tramigo or its affiliate, Gecko Landmarks Ltd.

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

ITEM 2.           ESCRIPTION OF PROPERTY.

The mailing address of our business has been Maranello, Watch House Green, Felsted, Essex, CM6 3EF, United Kingdom.   We own no real estate holdings.

ITEM 3.           LEGAL PROCEEDINGS.
None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our shares of common stock commenced being quoted on the OTC Bulletin Board under the symbol FSTC on April 9, 2008.

The high and low bid prices of our common stock during each of the four quarters of fiscal 2011 are as follows:

	High	Low
Fiscal Year Ended September 30, 2010
Fourth Quarter	$0.87	$0.30
Third Quarter	$1.09	$0.35
Second Quarter	$0.95	$0.18
First Quarter	$0.75	$0.20

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.  The quarterly high and low bid prices of our common stock were obtained from Yahoo! Finance.

Holders of Common Stock

As of September 30, 2011, there were 26 registered shareholders of our common stock.

Dividends

We have not declared any dividends on our common stock since our inception. There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or bylaws. Colorado Revised Statutes (the “CRS”) provide certain limitations on our ability to declare dividends.

Recent Sales of Unregistered Securities

During the years ended September 30, 2011 and 2010, we received advances from certain shareholders to cover legal and accounting fees and other expenses of SEC regulatory compliance to maintain our status on the OTCBB.  These advances totaled $107,250.  We subsequently agreed with these parties to convert the advances into shares of our common stock at a price of $0.51 per share.

This conversion was on a private basis and exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as it is not in connection with a public offering.  Each of the investors is accredited and sophisticated as to financial matters and the sales involved no general solicitation.

Transfer Agent

Our transfer agent and registrar is Holladay Stock Transfer, 2939 N 67 Place, Scottsdale, AZ 85251.

ITEM 6.           ELECTED FINANCIAL DATA

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

PLAN OF OPERATION

First Corporation’s current plan of operation is to finalize its transaction with Gecko Holdings Ltd.

RESULTS OF OPERATIONS

For the period from inception on December 27, 1995 to September 30, 2011 we have had no revenues.

Net Loss

We incurred a net loss in the amount of approximately $826,000 for the year ended September 30, 2011. Our loss was attributable to the costs of operating expenses which consisted of professional fees paid in connection with preparing and filing our reports in compliance with SEC filing requirements. We also paid professional retainers against fees to be incurred in connection with our previously planned acquisition of Acquma as well as our planned acquisition of a stake in Gecko.  We also incurred significant costs and professional expenses for due diligence in connection with the Gecko acquisition.

Liquidity and Capital Resources

Working Capital
				Percentage
	At September 30, 2010		At September 30, 2011	Increase / (Decrease)
Current Assets	$	Nil	$27,793	—
Current Liabilities		91,671	247,898	285%

Cash Flows
	Year Ended September 30
	2010	2011
Cash Flows Used In Operating Activities	$80,750	$303,302
Cash Flows Used In Investing Activities	0	0
Cash Flows Provided By Financing Activities	$80,750	331,095

Future Financings

As of September 30, 2011, we had no cash on hand beyond what we require for short term expenses. From our inception, we have used our common stock and loans from our shareholders, officers and directors to raise money for our operations and for our anticipated acquisition. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended September 30, 2011, that there is substantial doubt that we will be able to continue as a going concern.

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

ITEM 8.           FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of First Corporation (An Exploration Stage Company)

We have audited the accompanying balance sheets of First Corporation (An Exploration Stage Company) as of September 30, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2011 and for the period from the date of inception on December 27, 1995 to September 30, 2011. First Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Corporation (An Exploration Stage Company) as of September 30, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2011 and for the period from the date of inception on December 27, 1995 to September 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company has incurred a net operating loss of $1,483,541 since inception and has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its planned activity. These factors raise substantial doubt that the Company will be able to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

s/ Madsen & Associates CPA’s, Inc.
Madsen & Associates CPA’s, Inc.

Salt Lake City, Utah
January 12, 2012

FIRST CORPORATION
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	September 30,	September 30,
	2011	2010
ASSETS

Current Assets:
Cash	$-	$-
Cash held in escrow	$27,793	$-
Total current assets	27,793	-

Total Assets	$27,793	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	15,795	3,621
Accrued interest	9,420	-
Due to Shareholder	67,420	88,050
Convertible notes payable, net of debt discount of $94,737	155,263	-
Total Current Liabilities	247,898	91,671

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 10,000,000, none issued	-	-
Common stock, $.001 par value; 500,000,000 shares authorized
25,885,250 shares issued and outstanding at September 30, 2011 and
24,868,000 shares issued and outstanding at September 30, 2010	25,885	24,868
Additional paid in capital	820,461	123,532
Accumulated deficit during exploration stage	(1,066,451)	(240,071)

Total Stockholders' Equity (Deficit)	(220,105)	(91,671)

Total Liabilities and Stockholders' Equity (Deficit)	$27,793	$-

The accompanying notes are an integral part of these financial statements.

FIRST CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS

			From
			December 27,
			1995
	For the	For the	(Date of
	year	year	inception)
	ended	ended	to
	Sep 30,	Sep 30,	Sep 30,
	2011	2010	2011

Revenue:	$-	$-	$-

Total Revenue	-	-	-

Operating Expenses:
Mineral exploration costs	-	-	30,700
Write off of mineral claim	-	-	15,000
General and administrative	315,476	75,900	509,847
Total Operating Expenses	315,476	75,900	555,547

Net loss from operatons	(315,476)	(75,900)	(555,547)

Other (Expenses)
Loss from extinguishment of debt	417,055	-	834,145
Interest expense	93,849	-	93,849

Total Other (Expenses)	(510,904)	-	(927,994)

NET LOSS	$(826,380)	$(75,900)	$(1,483,)

Weighted Average Shares
Common Stock Outstanding	25,422,610	24,868,000

Net Loss Per Share
(Basic and Fully Dilutive)	$(0.03)	(0.00)

The accompanying notes are an integral part of these financial statements.

FIRST CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			From
			December 27,
			1995
	For the	For the	(Date of
	year	year	inception)
	ended	ended	to
	Sep 30,	Sep 30,	Sep 30,
	2011	2010	2011
Cash Flows Used in Operating Activities:
Net Loss	$(826,380)	$(75,900)	$(1,066,451)

Adjustments to reconcile net (loss) to net cash provided by operating activites:

Issuance of stock for services rendered	-	-	15,750
Write off mineral claims	-	-	15,000
Loss on extinguishment of debt	417,055		417,055
Amortization of debt discount	84,429		84,429
Accounts payable	12,174	(4,850)	15,795
Accrued interest	9,420		9,420
Net Cash Used in Operating Activities	(303,302)	(80,750)	(509,002)

Investing Activities:
Acquisition of mineral claims	-	-	(15,000)
	-	-	(15,000)

Financing Activities:
Proceeds from convertible promissory notes	250,000	-	250,000
Proceeds from note payable to related party	-	-	15,000
Repayment of note payable to related party	-	-	(15,000)
Advances from shareholder	91,095	80,750	208,560
Repayments to shareholder	(10,000)	-	(39,415)
Issuance of common stock for cash	-	-	132,650
Net Cash Provided by Financing Activities	331,095	80,750	551,795

Net Increase (Decrease) in Cash	27,793	-	27,793

Cash at Beginning of Period	-	-	-

Cash at End of Period	$27,793	$-	$27,793

Non-Cash Investing & Financing Activities
Issuance of stock for services	$-	$-	$15,750
Issuance of stock for shareholder advances	$101,725	$-	$101,725

The accompanying notes are an integral part of these financial statements.

FIRST CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock
	10,000,000 shares		500,000,000 shares			(Deficit)
	authorized		authorized			accumulated
		Par Value		Par Value	Additional	during the
	Shares	$.001 per	Shares	$.001 per	Paid-In	exploration
	Issued	share	Issued	share	Capital	stage	Total
BALANCE- December 27, 1995 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of common stock in exchange for services	-	-	15,000,000	15,000	(14,250)	-	750
Net loss	-	-	-	-	-	(750)	(750)
BALANCE- September 30, 1996	-	-	15,000,000	15,000	(14,250)	(750)	-
BALANCE- September 30, 1997	-	-	15,000,000	15,000	(14,250)	(750)	-
BALANCE- September 30, 1998	-	-	15,000,000	15,000	(14,250)	(750)	-
Issuance of common stock for cash at $.0001 per share	-	-	6,000,000	6,000	(5,400)	-	600
BALANCE- September 30, 1999	-	-	21,000,000	21,000	(19,650)	(750)	600
BALANCE- September 30, 2000	-	-	21,000,000	21,000	(19,650)	(750)	600
BALANCE- September 30, 2001	-	-	21,000,000	21,000	(19,650)	(750)	600
BALANCE- September 30, 2002	-	-	21,000,000	21,000	(19,650)	(750)	600
BALANCE- September 30, 2003	-	-	21,000,000	21,000	(19,650)	(750)	600
Issuance of common stock for cash at $.025 per share	-	-	880,000	880	21,120	-	22,000
BALANCE- September 30, 2004	-	-	21,880,000	21,880	1,470	(750)	22,600
Issuance of common stock for services rendered	-	-	50,000,000	50,000	(35,000)	-	15,000
Issuance of common stock for cash at $.025 per share	-	-	160,000	160	3,840	-	4,000
Cancellation of shares	-	-	(26,000,000)	(26,000)	26,000	-	-
Net loss	-	-	-	-	-	(46,376)	(46,376)
BALANCE- September 30, 2005	-	-	46,040,000	46,040	(3,690)	(47,126)	(4,776)
Net loss						(606)	(606)
BALANCE-September 30, 2006	-	-	46,040,000	46,040	(3,690)	(47,732)	(5,382)
Net loss						(25,472)	(25,472)
BALANCE-September 30, 2007	-	-	46,040,000	46,040	(3,690)	(73,204)	(30,854)
Issuance of common stock for cash at $.0375 per share	-	-	2,828,000	2,828	103,222	-	106,050
Net loss	-	-	-	-	-	(72,926)	(72,926)
BALANCE- September 30, 2008	-	-	48,868,000	$48,868	$99,532	$(146,130)	$2,270
Cancellation of shares - President - Mar 17/09			(19,200,000)	$(19,200)	$19,200
Cancellation of shares - Secretary/Treasurer Mar 17/09			(4,800,000)	$(4,800)	$4,800
Net loss						(18,041)	(18,041)
BALANCE-September 30, 2009	-	-	24,868,000	24,868	123,532	(164,171)	(15,771)
Net loss	-	-	-	-	-	(75,900)	(75,900)
BALANCE- September 30, 2010	-	-	24,868,000	24,868	123,532	(240,071)	(91,671)
Issuance of common stock - Mar 15/11 @$.51 per share			199,750	200	101,673		101,873
Issuance of common stock - Mar 15/11 @$.92 per share			817,500	817	416,090		416,907
Benefical conversion - convertible note					179,166		179,166
Net loss	-	-	-	-	-	(826,380)	(826,380)
BALANCE- September 30, 2011	-	-	25,885,250	25,885	820,461	(1,066,451)	(220,105)

The accompanying notes are an integral part of these financial statements.

FIRST CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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
SEPTEMBER 30, 2011

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
SEPTEMBER 30, 2011

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
SEPTEMBER 30, 2011

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

In March of 2011, the Company issued 1,017,250 shares of common stock which was valued at $.51 per share, which was the trading price of the common stock on the date the shares were authorized to be issued, for repayment of advances made by shareholders to the Company in the amount of $101,725.  This transaction generated a loss on the extinguishment of this debt to the Company in the amount of $417,055.

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

In December of 2008 this same shareholder advanced $9,715 to the Company to assist with working capital needs.  The Company repaid $2,415 of this advance in December of 2008.  The balance due to the shareholder at September 30, 2011 and 2010 was $7,300.

FIRST CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

During the year ended September 30, 2010 two shareholders advanced the sum of $80,750 to the Company to assist the Company with working capital needs.  These advances do not carry a stated interest rate and do not have a maturity date and are payable to the shareholder upon demand.

During the year ended September 30, 2011, shareholders advanced the sum of $91,095 to the Company.  The Company repaid $10,000 of the advances in the form of a cash payment and the Company issued 1,017,250 shares of common stock to repay advances in the amount of $101,725. At the September 30, 2011 fiscal year end, the Company owed three separate shareholders the sum of $67,420.  These advances do not carry a stated interest rate and do have a maturity date and are payable to the shareholders on demand.

During the year ended September 30, 2011, the Company paid $110,000 to a shareholder/officer or a company controlled by the shareholder/office of the Company for consulting services rendered to the Company and for expenses incurred on behalf of the Company.

NOTE 6 – CONVERTIBLE NOTE PAYABLE

On April 8, 2011, the Company issued an 8% convertible note payable in the principal face amount of $250,000 in exchange for cash proceeds of the same amount.  The note provides for the payment of eight percent (8%) interest per annum with a due date of April 8, 2012.  The note also provides for potential conversion into common stock of the Company at a price of $.60 per share.  Based upon the intrinsic value on the date of issuance, the note has a beneficial conversion feature, for which the Company has recorded a debt discount in the amount of $179,166.  This debt discount is being amortized to the maturity date of the note, which is twelve months from the date of issuance.  As of September 30, 2011, the Company has accrued interest payable on the face amount of the note in the amount of $9,420.  The Company has also recognized $84,429 as interest expense for the year ended September 30, 2011 from the amortization of the debt discount.

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

FIRST CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

As of January 12, 2012, the date of issuance of these financial statements, the Company had not closed on this agreement

On June 2, 2011, the Company signed a letter of intent with Gecko Landmarks, Ltd. to acquire a 10% equity interest in Gecko, the producer of the highly innovative Global Landmark Data and related software.  Under the terms of the LOI, the Company agreed to acquire a 10% equity interest on or before July 31, 2011 for the amount of one million dollars ($1,000,000). The Company has an option to acquire an additional 23% of the share capital of Gecko within six (6) months of the date of the LOI for an amount of 3.45 million dollars ($3,450,000).  As of January 12, 2012, the Company has not acquired an equity interest in Gecko.

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $1,066,451 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations form the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting.  Based on this evaluation, management concluded that our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and preparation of the financial statements for external purposes in accordance with U.S. generally accepted accounting principles as of September 30, 2011. However, we have received a letter from our auditor indicating a material weakness in our internal controls over financial reporting.  We plan to discuss this with our accounting professionals and work with them to develop appropriate controls.

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

ITEM 9B.        OTHER INFORMATION.

None.

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT; CORPORATE GOVERNANCE.

Name	Age	Position

Andrew Clarke	36	Chief Executive Officer and Director

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

Compliance with Section 16(A) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than ten percent of our equity securities (collectively, the “Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, there were no Reporting Persons who failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year other than DeMatco Group Corp and Paul Gravatt.

ITEM 11.         EXECUTIVE COMPENSATION.

No compensation has been paid to, awarded to, or earned by any of our executive officers or directors during the past three fiscal years other than as follows:

Employment Contracts

Effective December 9, 2010, First Corporation entered into a Contract for Service, among the company, Caruso (UK) Limited and Mr. Andrew J. Clarke, the form of which is filed as an exhibit hereto. Pursuant to the agreement, Mr. Clarke is to receive 5,000 British pounds (approximately US$8,000) per annum for his services to First Corporation as its CEO plus reimbursement of out-of-pocket expenses incurred on the company's behalf.

Stock Option Grants

We did not grant any stock options to the executive officers or directors during our most recently completed fiscal year ended September 30, 2011, and we have not granted any stock options since our inception.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table provides the names and addresses of each person known to us to beneficially own more than 5% of our outstanding common stock as of December 30, 2011.  Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Common Stock	DeMatco Group Corp. (1) 11 Cours de Rive Geneva 1204 Switzerland	6,867,500	(1)	26.53

Common Stock	Mount Elba Ltd.(2) c/o Miller Simons O’Sullivan PO Box 260 Beatrice Butterfield Building Providenciales Turks and Caicos Islands	3,850,000		15.48

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

In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this Annual Report. As of September 30, 2011, we had 25,885,250 shares of common stock issued and outstanding.

Security Ownership of Management

None.

Changes in Control

None.

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

First Corporation entered into a Note Purchase Agreement with Investa Securities Limited which is controlled by Jeurg Walker providing funding in the form of convertible debt in the amount of up to $2,000,000.  The company has borrowed $250,000 under the agreement and has issued a note to Investa in the same amount.  The note bears interest at 8%.  Mr. Walker is the beneficial owner of over 5% of the issued and outstanding shares of common stock of DeMatco Inc. which in turn is the parent company of DeMatco Group Corp. DeMatco Group Corp beneficially owns 26.53% of First Corporation’s issued and outstanding common stock.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended September 30, 2011 and September 30, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended September 30, 2011	Year Ended September 30, 2010
Audit Fees	$18,500	12,000
Audit Related Fees	0	0
Tax Fees	—	—
All Other Fees	—	—
Total	$18,500	$12,000

ITEM 15.         EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation*

3.2	Bylaws*

10.1	Acquisition Agreement *

10.2	Amending Agreement*

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

Dated: January 12, 2012

	By:	/s/Andrew Clarke
Chief Financial Officer, Principal
Accounting Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Signature

Andrew Clarke	CEO and Director	/s/ Andrew Clarke
(Principal Accounting and
Financial Officer)