Form 10-Q
period 2011-12-31
FIRST CORP /CN/
filed 2012-02-21
CIK 1136463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report under Section 13 or 15 (D) of the

Securities and Exchange Act of 1934

For The Quarterly Period Ended December 31, 2011

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

 State the number of shares outstanding of each of the issuer's classes of common equity as of December 31, 2011: 26,385,250 shares.

Item 1. Financial Statements.

FIRST CORPORATION
(A DEVELOPMENTAL STAGE COMPANY)
CONDENSED BALANCE SHEETS

	December 31, 2011	September 30, 2011
ASSETS	(Unaudited)
CURRENT ASSETS
Cash held in escrow	$14,447	$27,793
Prepaid expenses	7,051	-
Subscriptions receivable	21,500	-

TOTAL ASSETS	$42,998	$27,793

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$7,465	$15,795
Accrued interest payable	14,460	9,420
Due to stockholder	67,420	67,420
Convertible notes payable, net of debt discount of $49,508	200,492	155,263
	289,837	247,898

STOCKHOLDERS' DEFICIT
Preferred stock,$.001 par value; auhorized 10,000,000 none issued	-	-
Common Stock, $ .001 par value, 500,000,000 shares authorized
26,385,250 shares issued and outstanding at December 31, 2011
25,885,250 shares issued and outstanding at September 30, 2011	26,385	25,885
Additional paid in capital	859,961	820,461
Accumulated deficit during developmental stage	(1,133,185)	(1,066,451)

TOTAL STOCKHOLDERS' DEFICIT	(246,839)	(220,105)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$42,998	$27,793

The accompanying notes are an integral part of these unaudited condensed financial statements

FIRST CORPORATION

(A DEVELOPMENTAL STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended December 31, 2011	For the three months ended December 31, 2010	From December 27, 1995 (Date of inception) to December 31, 2011
Revenues	$-	$-	$-
	-	-	-
Expenses:
Mineral exploration costs	-	-	30,700
Write off mineral claim	-	-	15,000
General and administrative	16,464	14,308	526,311
Total expenses	16,464	14,308	572,011
Net loss from operations	(16,464)	(14,308)	(572,011)
Other expenses:
Loss from extinguishment of debt	-	-	417,055
Interest	50,270	-	144,119
Total other expenses	50,270	-	561,174
Net loss	$(66,734)	$(14,308)	$(1,133,185)
Net loss per share - basic and diluted	$(0.00)	$(0.00)
Weighted average common shares	25,901,544	24,868,000

The accompanying notes are an integral part of these unaudited condensed financial statements

FIRST CORPORATION

(A DEVELOPMENTAL STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended December 31, 2011	For the three months ended December 31, 2010	From December 27, 1995 (Date of inception) to December 31, 2011
Cash flows from operating activities:
Net loss	$(66,734)	$(14,308)	(1,133,185)
Adjustments to reconcile net loss to net cash
used in operating activities:
Loss on extinguishment of debt	-	-	417,055
Amortization of debt discount	45,229	-	45,229
Changes in operating assets and liabilities:
Issuance of stock for services rendered	-	-	15,750
Write off mineral claims	-	-	15,000
Prepaid expenses	(7,051)	-	(7,051)
Accounts payable	(8,330)	740	7,465
Accrued interest	5,040	-	14,460
Net cash used in operating activities	(31,846)	(13,568)	(625,277)
Investing activities:
Acquisition of mineral claims	-	-	(15,000)
Net cash provided by investing activities	-	-	(15,000)
Cash flows from financing activities:
Proceeds from convertible promissory notes	-	-	250,000
Proceeds from note payable to relaed party	-	-	15,000
Repayment of note payable to related party	-	-	(15,000)
Issuance of common stock for cash	18,500	-	151,150
Advances from shareholder	-	50,975	208,560
Repayments to shareholder	-	(10,000)	(39,415)
Net cash provided by financing activities	18,500	40,975	570,295
Net increase (decrease) in cash	(13,346)	27,407	14,447
Cash at the beginning of the period	27,793	-	-
Cash at the end of the period	$14,447	$27,407	$14,447
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

FIRST CORPORATION

(A DEVELOPMENTAL STAGE COMPANY)

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated Deficit
	Number of	Par Value	Number of	Par Value	Paid-In	During Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

BALANCE- September 30, 2011	-	$-	25,885,250	$25,885	$820,461	$(1,066,451)	$(220,105)

Issuance of common stock for cash (net of fees) in December 2011	-	-	500,000	500	39,500	-	40,000
Net loss	-	-	-	-	-	(66,734)	(66,734)

BALANCE- December 31, 2011	-	$-	26,385,250	$26,385	$859,961	$(1,133,185)	$(246,839)

The accompanying notes are an integral part of these unaudited condensed financial statements

FIRST CORPORATION

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 1 – Description of Business

First Corporation (the "Company") was incorporated under the laws of the State of Colorado on December 27, 1995. The Company's activities to date have been limited to organization and capital formation. The Company was originally "an exploration stage company" and had acquired a series of mining claims for exploration and formulated a business plan to investigate the possibilities of a viable mineral deposit. However, due to difficulty securing financing, the board of directors voted to discontinue operations of mineral claims, and pursue other investment opportunities. The Company is a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915.

To date, we have generated no sales revenues, have incurred significant expenses and have sustained losses. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception on December 27, 1995 (Date of Inception) through December 31, 2011, we have accumulated losses of $1,133,185.

NOTE 2- Summary of Significant Accounting Policies

(A) Basis of Presentation

The condensed balance sheet as of September 30, 2011 has been derived from audited financial statements.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  However, the results from operations for the three months periods ended December 31, 2011, are not necessarily indicative of the results that may be expected for the year ending September 30, 2012.  The unaudited condensed financial statements should be read in conjunction with the September 30, 2011 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

(B) Going Concern

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company is in the development stage. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $1,133,185 since inception. This raises substantial doubt about its ability to continue as a going concern.  The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

FIRST CORPORATION

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 2 – Summary of Significant Accounting Policies (continued)

(B) Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

(C) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

(D) Fair Value of Financial Instruments

Fair Value Measurements under GAAP clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy. It only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments.

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed and is determined based on the lowest level input that is significant to the fair value measurement.

The carrying value of the Company’s cash and cash equivalents, accounts payable, short-term borrowings (including convertible notes payable), and other current assets and liabilities approximate fair value because of their short-term maturity. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk

FIRST CORPORATION

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 2 – Summary of Significant Accounting Policies (continued)

and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

As of December 31, 2011, there were no financial assets or liabilities that were measured at fair value on a recurring basis.

(E) Per Share Data

Basic and diluted net loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding as defined by ASC 260, “Earnings Per Share”. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. For the three months ended December 31, 2011 and 2010, any common stock equivalents were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

(F) Provision for Income Taxes

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

(G) Concentration of Credit Risk

The Company maintains its temporary cash investments in high credit quality financial institutions. At times, such amounts may exceed federally insured limits.

FIRST CORPORATION

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 2 – Summary of Significant Accounting Policies (continued)

(H) Recent Accounting Pronouncements

In December 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-17, which codifies SFAS No. 167, Amendments to FASB Interpretation No. 46(R) issued in September 2009. ASU 2009-17 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity

(“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. ASU 2009-17 is effective for annual reporting periods beginning after November 15, 2009. The adoption of ASU 2009-17 did not have a material effect on the Company’s condensed consolidated financial statements.

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring and nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-6 did not have a material effect on the Company’s condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management will have, a material impact on the Company's present or future consolidated financial statements.

NOTE 3 – Convertible Note Payable

On April 8, 2011, the Company issued an 8% convertible note payable in the principal face amount of $250,000 in exchange for cash proceeds of the same amount. The note provides for the payment of eight percent (8%) interest per annum with a due date of April 8, 2012. The note also provides for potential conversion into common stock of the Company at a price of $.60 per share. Based upon the intrinsic value on the date of issuance, the note has a beneficial conversion feature, for which the Company has recorded a debt discount in the amount of $179,166. This debt discount is being amortized to the maturity date of the note, which is twelve months from the date of issuance. As of December 31, 2011, the Company has accrued interest payable on the face amount of the note in the amount of $14,460. The Company has also recognized $45,229 as interest expense for the period ended December 31, 2011 from the amortization of the debt discount.

NOTE 4 – Common Stock

In December 2011, an accredited investor agreed to purchase 500,000 shares of the Company’s common stock at a price of $0.10 per share for a total of $50,000 with expected proceeds of $40,000, net of fees. At December 31, 2011, the corporation received $18,500 toward the purchase of this subscription. In February 2012, the Company received the remaining balance of $21,500.

FIRST CORPORATION

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 5 – Related Party Transactions

At the December 31, 2011 and September 30, 2011, the Company owed three separate shareholders the sum of $67,420. These advances do not carry a stated interest rate and do have a maturity date and are payable to the shareholders on demand.

NOTE 6 – Material Agreements

On July 8, 2009 the Company entered into a letter of intent containing a binding agreement for a share exchange whereby the Company would acquire 1.6 million shares of Acquma Holdings Limited (Acquma) from Louis Consulting in exchange for 4.8 million shares of the Company's restricted common stock. Upon closing of the agreement, the Company would own 10% of the issued and outstanding shares of Acquma. The closing was scheduled to take place on or before September 15, 2009.

On October 16, 2009, the Company replaced the above agreement with a new agreement that specified that the Company would acquire all of the issued and outstanding shares of Acquma for the Acquma shareholders in exchange for the issuance of 64,437,848 shares of the Company's common stock. Upon closing of this agreement, Acquma will become a wholly-owned subsidiary of First Corporation. The Company has paid $40,000 in legal fees with regards to this potential acquisition. As of February 10 2012, the date of issuance of these financial statements, the Company had not closed on this agreement.

On June 2, 2011, the Company signed a letter of intent with Gecko Landmarks, Ltd. to acquire a 10% equity interest in Gecko, the producer of the highly innovative Global Landmark Data and related software. Under the terms of the LOI, the Company agreed to acquire a 10% equity interest on or before July 31, 2011 for the amount of one million dollars ($1,000,000). The Company has an option to acquire an additional 23% of the share capital of Gecko within six (6) months of the date of the LOI for an amount of 3.45 million dollars ($3,450,000). As of February 10 2012, the Company has not acquired an equity interest in Gecko.

Item 2.

Management’s Discussion and Plan of Operation

Corporate Background

First Corporation is a corporation formed under the laws of the State of Colorado on December 27, 1995. Our principal executive offices are located in England. Our original business was the exploration of mineral claims for commercially viable deposits of precious and base metals. However, on May 18, 2008, our board of directors voted unanimously to discontinue exploration of our mineral claims due to the difficulty in securing adequate financing. We have since pursued other opportunities.

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

First Corporation, Acquma and the shareholders of Acquma entered into a Share Exchange Agreement, dated as of October 16, 2009 (the “Exchange Agreement”). Upon closing of the Exchange Agreement, Acquma was to become a wholly-owned subsidiary of First Corporation. The Exchange Agreement expired by its own terms after the deadline for closing the transactions contemplated therein passed. The parties had been negotiating a revised agreement on similar terms. However, as of June 30, 2011, they had not reached such an agreement and management has deemed it best to explore other possibilities including a direct investment in Tramigo or its affiliate, Gecko Landmarks Ltd.

Gecko Landmarks Ltd. Letter of Intent

We entered into a Letter of Intent, effective May 25, 2011, with Gecko Landmarks Ltd., also a Finnish company and an affiliate of Tramigo Oy. This Letter of Intent provides for First Corporation to purchase an initial 10% stake in Gecko subject to completion of due diligence, required shareholder approval and regulatory compliance, all in accordance with a definitive agreement.

Consulting Agreement

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

Financial Condition

On April 8, 2011, First Corporation entered into a Securities Purchase Agreement with Investa Securities Limited pursuant to which Investa has agreed to purchase, and the company has agreed to sell to Investa, unsecured 8% Convertible Notes in the aggregate original principal amount of up to $2,000,000 with an initial minimum investment of $250,000 which occurred within 14 days of the date of the agreement. First Corporation may require additional note purchases on 14 days’ notice if the average closing share price exceeds $0.80 for ten days preceding such notice. The notes are to be convertible at a price of $0.60 per share on ten days’ notice at the investor’s option or at the option of First Corporation if the average closing share price for ten trading days preceding such notice exceeds $1.00. A copy of the agreement, together with the form of note was attached as an exhibit to our Current Report on Form 8-K filed on April 11, 2011.

As of December 28, 2011, we entered into a subscription agreement with ISI Nominees for the purchase of 500,000 shares of First Corporation’s common stock at a price of $1.00 per share. The sale was made pursuant to Section 4(2) of the Securities Act as it was not in connection with any public offering,

We have not received any revenues from operations to date.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the CEO and Principal Accounting and Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the CEO and Principal Accounting and Financial Officer has concluded that these disclosure controls and procedures are effective.  There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the quarter, we received a letter from our auditor in connection with its audit of our financial statements for the year ended September 30, 2011, indicating a material weakness in our internal controls over financial reporting. We plan to discuss this with our accounting professionals and work with them to develop appropriate controls.

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

As of December 28, 2011, we entered into a subscription agreement with ISI Nominees for the purchase of 500,000 shares of First Corporation’s common stock at a price of $0.10 per share. The sale was made pursuant to Section 4(2) of the Securities Act as it was not in connection with any public offering,

Item 3.    Defaults Upon Senior Securities

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a) Exhibits.

Exhibit 31           Rule 13a-14(d) Certification

Exhibit 32           Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

FIRST CORPORATION
Dated: February 21, 2012

	By:	/s/	Andrew Clarke
Andrew Clarke,
Director, Chief Executive and Financial
Officer

15