Form 10-Q
period 2012-03-31
FIRST CORP /CN/
filed 2012-05-21
CIK 1136463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report under Section 13 or 15 (D) of the

Securities and Exchange Act of 1934

For The Quarterly Period Ended March 31, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2012: 26,385,250 shares.

Item 1. Financial Statements.

FIRST CORPORATION

A DEVELOPMENTAL STAGE COMPANY

CONDENSED BALANCE SHEETS

	March 31, 2012	September 30, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$97,736	$27,793
Prepaid insurance	4,322	-

TOTAL CURRENT ASSETS	102,058	27,793

TOTAL ASSETS	$102,058	$27,793

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$11,331	$15,795
Accrued interest payable	20,104	9,420
Due to stockholder	67,420	67,420
Convertible notes payable, net of debt discount of $21,624	368,496	155,263

TOTAL CURRENT LIABILITIES	467,351	247,898

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $ .001 par value, authorized 10,000,000 none issued	-	-
Common Stock, $ .001 par value, 500,000,000 shares authorized 26,385,250 shares issued and outstanding at March 31, 2012 and 25,885,250 shares issued and outstanding at September 30, 2011	26,385	25,885
Additional paid-in capital	879,961	820,461
Accumulated deficit during developmental stage	(1,271,639)	(1,066,451)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(365,293)	(220,105)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$102,058	$27,793

The accompanying notes are an integral part of these unaudited condensed financial statements

FIRST CORPORATION

(A DEVELOPMENTAL STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

					From
	For the three months	For the three months	For the six months	For the six months	December 27, 1995
	ended	ended	ended	ended	(Date of Inception)
	March 31,	March 31,	March 31,	March 31,	to March 31,
	2012	2011	2012	2011	2012

Revenue	$-	$-	$-	$-	$-

Total revenue	-	-	-	-	-

Operating Expenses
Mineral exploration costs	-	-	-	-	30,700
Write off mineral claim	-	-	-	-	15,000
General and administrative	84,926	63,074	101,391	77,287	611,237
Total operating expenses	84,926	63,074	101,391	77,287	656,937

Net loss from operations	(84,926)	(63,074)	(101,391)	(77,287)	(656,937)

Other expenses

Loss from extinguishment of debt	-		-	-	417,055
Interest	53,528	-	103,797	-	197,647
Total other expenses	53,528		103,797	-	614,702

Net loss	$(138,454)	$(63,074)	$(205,188)	$(77,287)	$(1,271,639)

Weighted average common shares	26,385,250	25,037,542	26,142,081	24,951,381

Net Loss Per Share
(Basic and Fully Dilutive)	(0.01)	(0.00)	(0.01)	(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements

FIRST CORPORATION

(A DEVELOPMENTAL STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value Amount	Number of Shares	Par Value Amount	Additional Paid- In Capital	Accumulated Deficit During Developmental Stage	Total

Balance, September 30, 2010	-	$-	24,868,000	$24,868	$123,532	$(240,071)	$(91,671)

Issuance of Common Stock - Mar 15/11 @ $.51 per share	-	-	199,750	200	101,673	-	101,873

Issuance of Common Stock - Mar 15/11 @ $.92 per share	-	-	817,500	817	416,090	-	416,907

Benedicial conversion - convertible note	-	-	-	-	179,166	-	179,166

Net loss	-	-	-	-	-	(826,380)	(826,380)

Balance, September 30, 2011	-	-	25,885,250	25,885	820,461	(1,066,451)	(220,105)

Issuance of Common Stock for cash (net of fees) in December 2011	-	-	500,000	500	39,500	-	40,000

Net loss	-	-	-	-	-	(66,734)	(66,734)

Balance, December 31, 2011	-	-	26,385,250	26,385	859,961	-1,133,185	-246,839

Issuance of 8% convertible notes	-	-	-	-	20,000	-	20,000

Net loss	-	-	-	-	-	(138,454)	(138,454)

Balance, March 31, 2012	-	$-	26,385,250	$26,385	$879,961	$(1,271,639)	$(365,293)

The accompanying notes are an integral part of these unaudited condensed financial statements

FIRST CORPORATION

(A DEVELOPMENTAL STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

			From December
	Six Months	Six Months	27, 1995 (Date of
	Ended	Ended	inception) to
	March 31, 2012	March 31, 2011	March 31, 2012
Cash flows from operating activities:
Net loss	$(205,188)	$(77,287)	$(1,271,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock for services rendered	-	-	15,750
Write off mineral claims	-	-	15,000
Loss on extinguishment of debt	-	-	417,055
Amortization of debt discount	93,114	-	177,543
Non cash expenses	40,120	-	40,120
Changes in operating assets and liabilities:
Prepaid expenses	(4,322)	-	(4,322)
Accounts payable	(4,465)	47	11,330
Accrued interest	10,684	-	20,104
Net cash used in operating activities	(70,057)	(77,240)	(579,059)

Investing activities:
Acquisition of mineral claims	-	-	(15,000)
Net cash provided by investing activities			(15,000)

Cash flows from financing activities:
Proceeds from convertible promissory notes	100,000	-	350,000
Proceeds from note payable to related party	-	-	15,000
Repayment of note payable to related party	-	-	(15,000)
Issuance of common stock for cash	40,000	-	172,650
Advances from shareholder	-	91,095	208,560
Repayments to shareholder	-	(10,000)	(39,415)
Net cash provided by financing activities	140,000	81,095	691,795

Net increase in cash	69,943	3,855	97,736

Cash at the beginning of period	27,793	-	-

Cash at the end of period	$97,736	$3,855	$97,736

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-

Taxes	$-	$-

Non-cash investing and financing activities:
Issuance of stock for shareholder advances	$-	$101,725	$101,725

The accompanying notes are an integral part of these unaudited condensed financial statements

FIRST CORPORATION

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2012

(Unaudited)

NOTE 1 – Description of Business

First Corporation (the "Company") was incorporated under the laws of the State of Colorado on December 27, 1995. The Company's activities to date have been limited to organization and capital formation. The Company was originally "an exploration stage company" and had acquired a series of mining claims for exploration and formulated a business plan to investigate the possibilities of a viable mineral deposit. However, due to difficulty securing financing, the board of directors voted to discontinue operations of mineral claims, and pursue other investment opportunities. The company is a development stage entity, as defined by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 915.

To date, we have generated no sales revenues, have incurred significant expenses and have sustained losses. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception on December 27, 1995 (Date of Inception) through March 31, 2012, we have accumulated losses of $1,271,639

NOTE 2- Summary of Significant Accounting Policies

(A)  Basis of Presentation

The condensed balance sheet as of September 30, 2011 has been derived from audited financial statements.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule S-X of the Securities and Exchange Commission (the "SEC") and with the instructions to Form 10-Q. accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the three and six months periods ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012. The unaudited condensed financial statements should be read in conjunction with the September 30, 2011 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

(B)  Going Concern

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $1,271,639 since inception. This raises substantial doubt about its ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments that might be necessary if the Company in unable to continue as a going

FIRST CORPORATION

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2012

(Unaudited)

NOTE 2 – Summary of Significant Accounting Policies (continued)

concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan.

(C)  Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

(D)  Use of Estimates

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

(E)  Fair Value of Financial Instruments

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

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets): or model-derived calculations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed and is determined based on the lowest level input that is significant to the fair value measurement.

The carrying value of the Company's cash and cash equivalents, accounts payable, short-term borrowings (including convertible notes payable), and other current assets and liabilities approximate fair

FIRST CORPORATION

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2012

(Unaudited)

NOTE 2 – Summary of Significant Accounting Policies (continued)

value because of their short-term maturity. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed, otherwise only available information pertinent to fair value has been disclosed.

As of March 31, 2012, there were no financial assets or liabilities that were measured at fair value on a recurring basis.

(F)  Per Share Data

Basic and diluted net loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding as defined by ASC 260, “Earnings Per Share”. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. For the three and six months ended March 31, 2012, and 2011, any common stock equivalents were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

(G)  Provision for Income Taxes

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

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The Company had no significant deferred tax items arise during any of the periods presented

FIRST CORPORATION

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2012

(Unaudited)

NOTE 2 – Summary of Significant Accounting Policies (continued)

(H)  Concentration of Credit Risk

The Company maintains its temporary cash investments in high credit quality financial institutions. At times, such amounts may exceed federally insured limits.

(I)  Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The objective of this pronouncement is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. When effective, ASU 2011-05 will help financial statement users better understand the causes of an entity's change in financial position and results of operations. Management does not feel that the adoption of this update will have a substantial impact on the financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. The objective of this update is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This update eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity.

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

FIRST CORPORATION

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2012

(Unaudited)

NOTE 3 – Common Stock

In March of 2011, the Company issued 1,017,250 shares of common stock valued at $ .10 per share for repayment of advances made by shareholders to the Company in the amount of $ 101,725.

In April of 2011, the Company entered into a Securities Purchase Agreement with an accredited investor to sell unsecured 8% Convertible Notes in the aggregate original principal amount of up to $2,000,000 with an initial investment of $250,000. The Company may require additional note purchases.

In December 2011, an accredited investor agreed to purchase 500,000 shares of the corporation's common stock at a price of $0.10 per share for a total of $40,000, net of fees.

NOTE 4 – Related Party Transactions

As of March 31, 2012, and September 30, 2011, the Company owed three separate shareholders the sum of $67,420. These advances do not carry a stated interest rate and are payable to the shareholders on demand.

NOTE 5 – Convertible Note Payable

On April 8, 2011, the Company issued an 8% convertible note payable in the principal face amount of $250,000 in exchange for cash proceeds of the same amount. The note provides for the payment of eight percent (8%) interest per annum with a due date of April 8, 2012. The note also provides for potential conversion into common stock of the Company at a price of $.60 per share. Based upon the intrinsic value on the date of issuance, the note has a beneficial conversion feature, for which the Company has recorded a debt discount in the amount of $179,166. This debt discount is being amortized to the maturity date of the note, which is twelve months from the date of issuance. As of March 31, 2012, the Company has accrued interest payable on the face amount of the note in the amount of $19,447. The Company has also recognized $91,469 as interest expense for the period ended March 31, 2012 from the amortization of the debt discount. The note holders agreed to extend the notes and were issued new 8% Convertible notes due March 1, 2013. The note holders also waived the payment of interest and rolled over the unpaid interest into the new notes. (See Note 7)

On March 1, 2012, the company issued an 8% convertible note payable in the principal face amount of $100,000 in exchange for cash proceeds of the same amount. The notes provides for the payment of 8% interest per annum with a due date of March 1, 2013. The note also provides for potential conversion into common stock of the Company at a price of $.60 per share. Based upon the intrinsic value of the date of issuance the note has a beneficial conversion feature, for which the Company has recorded a debt discount in the amount of $20,000 The debt discount is being amortized to the maturity date of the note, which is twelve months from the date of issuance. At March 31, 2012, the company has recognized $1,644 as interest expense from the amortization of the debt discount.

FIRST CORPORATION

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2012

(Unaudited)

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

On October 16, 2009, the Company replaced the above agreement with a new agreement that specified that the Company would acquire all of the issued and outstanding shares of Acquma for the Acquma shareholders in exchange for the issuance of 64,437,848 shares of the Company's common stock. Upon closing of this agreement, Acquma will become a wholly-owned subsidiary of First Corporation. The Company has paid $40,000 in legal fees with regards to this potential acquisition. As of May 15, 2012, the date of issuance of these financial statements, the Company had not closed on this agreement

On June 2, 2011, the Company signed a letter of intent with Gecko Landmarks, Ltd. to acquire a 10% equity interest in Gecko, the producer of the highly innovative Global Landmark Data and related software. Under the terms of the LOI, the Company agreed to acquire a 10% equity interest on or before July 31, 2011 for the amount of one million dollars ($1,000,000). The Company has an option to acquire an additional 23% of the share capital of Gecko within six (6) months of the date of the LOI for an amount of 3.45 million dollars ($3,450,000). As of March 31, 2012, the Company has not acquired an equity interest in Gecko.

NOTE 7 – Subsequent Events

On April 26, 2012 the Company received a letter of intent from an investor who would like to purchase $500,000 8% convertible note.

On April 26, 2012, First Corporation arranged with the holders of its outstanding Convertible Notes to waive its interest payments and add them to the principal on two of its outstanding notes in the aggregate amount of $290,120 and issued new notes reflecting the principal and interest in the aggregate new principal amount of $313,760.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Gecko Landmarks Ltd. Share Acquisition

Effective April 12, 2012, First Corporation entered into a Securities Subscription and Option Agreement with Gecko Landmarks Ltd. which provides for the acquisition by First Corporation of an initial 10% stake in Gecko Landmarks. Under the Securities Subscription and Option Agreement, we also have the option to purchase an additional 23% of Gecko Landmarks share capital within six months of the initial closing. By Written Consent, dated March 27, 2012, our sole director approved this agreement and referred the matter to a vote of our shareholders. Action was taken by the Written Consent of the Holders of a Majority of the Issued and Outstanding Common Stock of First Corporation approving the transaction. We notified First Corporation’s other shareholders to inform them of this action pursuant to the requirements of the Securities Exchange Act of 1934, as amended, and Regulation 14C thereunder.

Description of the Share Acquisition Transaction

Under the terms of the Securities Subscription and Option Agreement, First Corporation is to purchase its 10% equity interest in Gecko Landmarks for a purchase price of $1,000,000. The closing is scheduled to occur on or after May 29, 2012 which is the 20th day following the first transmission of the Schedule 14C to the shareholders. Under the terms of the agreement, First Corporation‘s option to purchase an additional 23% interest in Gecko Landmarks is exercisable for a price of $3,450,000, exercisable within six months from closing. As of March 31, 2012, the Company has not acquired an equity interest in Gecko. The directors will have authority to approve the exercise of this option without stockholder approval. In connection with the closing, First Corporation also expects to enter into a shareholders’ agreement with the other Gecko Landmarks shareholders which will provide for the rights of the respective parties as shareholders of Gecko Landmarks. The terms of this shareholders’ agreement are under negotiation.

First Corporation does not currently have the funding for the acquisition in its account. However, it has a written commitment from an investor, Investa Securities Limited, and an oral commitment from another, DeMatco Group Corp, each of which has agreed to provide such funding under convertible debentures on terms to be negotiated at an interest rate of 8% per annum.

Prior to its discussions with Gecko Landmarks regarding the share acquisition, First Corporation had pursued other possible business acquisitions none of which were completed.

Consulting Agreement

On April 5, 2011, First Corporation entered into a consultancy arrangement with Thomas J. Wikstrom of Luxembourg pursuant to a letter agreement, a copy of which was attached as an exhibit to our Current Report on Form 8-K filed on April 11, 2011. Pursuant to the letter, the consultancy is for a period of one year for which Mr. Wikstrom is to receive cash compensation of $50,000, payable in quarterly installments, and reimbursement of travel expenses directly related to his responsibilities. First Corporation also expects to issue shares of stock to Mr. Wikstrom as a bonus at the end of the year in an amount to be determined. Performance on this agreement is expected to begin upon closing of the Gecko acquisition.

Financial Condition

Effective March 5, 2012, we issued a Convertible Note to DeMatco Group Corporation in the amount of $100,000 which bears interest at a rate of 8% per annum and is convertible as to principal thereunder into First Corporation’s common stock at a conversion price of $.60 per share. Interest accrues from March 31, 2012 and quarterly thereafter but will not be serviced until such time as FSTC generates sufficient free cashflow. The purpose of the loan is to cover costs associated with the Gecko Landmarks acquisition and related professional fees. As of April 4, 2012, the note was transferred by DeMatco Group to ISI Nominees.

On April 26, 2012 the Company received a letter of intent from an investor who would like to purchase $500,000 8% convertible note.

On April 26, 2012, First Corporation arranged with the holders of its outstanding Convertible Notes to waive its interest payments and add them to the principal on two of its outstanding notes in the aggregate amount of $290,120 and issued new notes reflecting the principal and interest in the aggregate new principal amount of $313,760.

We have not received any revenues from operations to date.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the CEO and Principal Accounting and Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the CEO and Principal Accounting and Financial Officer has concluded that these disclosure controls and procedures are effective.  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the quarter, we received a letter from our auditor in connection with its audit of our financial statements for the year ended September 30, 2011, indicating a material weakness in our internal controls over financial reporting. We plan to discuss this with our accounting professionals and work with them to develop appropriate controls.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Effective March 5, 2012, we issued a Convertible Note to DeMatco Group Corporation in the amount of $100,000 which bears interest at a rate of 8% per annum and is convertible as to principal thereunder into First Corporation’s common stock at a conversion price of $.60 per share. Interest on the note accrues and is payable quarterly with the first two years’ interest being payable on the date of issue. The purpose of the loan is to cover costs associated with the Gecko Landmarks acquisition and related professional fees. As of April 4, 2012, the note was transferred by DeMatco Group to ISI Nominees.

On April 26, 2012, First Corporation arranged with the holders of its outstanding Convertible Notes to waive its interest payments and add them to the principal on two of its outstanding notes in the aggregate amount of $290,120 and issued new notes reflecting the principal and interest in the aggregate new principal amount of $313,760.

On April 26, 2012 the Company received a letter of intent from an investor who would like to purchase $500,000 8% convertible note.

Item 3.    Defaults Upon Senior Securities

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a) Exhibits.

Exhibit 31	Rule 13a-14(d) Certification

Exhibit 32	Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

FIRST CORPORATION
Dated: May 21, 2012

	By:	/s/ Andrew Clarke
Andrew Clarke,
Director, Chief Executive and Financial
Officer

