Form 10-Q
period 2012-06-30
FIRST CORP /CN/
filed 2012-08-20
CIK 1136463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report under Section 13 or 15 (D) of the

Securities and Exchange Act of 1934

For The Quarterly Period Ended June 30, 2012

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

 State the number of shares outstanding of each of the issuer's classes of common equity as of June 30, 2012: 26,385,250 shares.

FIRST CORPORATION

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of June 30, 2012 (unaudited) and September 30, 2011	2

	Condensed Statements of Operations for the Three and Nine Months Ended June 30, 2012 and 2011, and from December 27, 1995 (date of inception) through June 30, 2012 (unaudited)	3

	Condensed Statements of Changes in Stockholders’ Deficit from October 1, 2010 through June 30, 2012 (unaudited)	4

	Condensed Statements of Cash Flows for the Nine Months Ended June 30, 2012 and 2011, and from December 27, 1995 (date of inception) through June 30, 2012 (unaudited)	5

	Notes to Condensed Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4T.	Controls and Procedures	14

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Recent Sales of Unregistered Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signatures		16

Item 1. Financial Statements.

FIRST CORPORATION

(A DEVELOPMENTAL STAGE COMPANY)

CONDENSED BALANCE SHEETS

	June 30, 2012	September 30, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$58,202	$27,793
Prepaid insurance	1,592	-

TOTAL CURRENT ASSETS	59,794	27,793

Investments	1,000,000	-

TOTAL ASSETS	$1,059,794	$27,793

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$24,095	$15,795
Accrued interest payable	13,404	9,420
Due to stockholder	67,420	67,420
Convertible notes payable, net of debt discount of $196,597 and $94,737	1,217,163	155,263

TOTAL CURRENT LIABILITIES	1,322,082	247,898

STOCKHOLDERS' DEFICIT
Preferred Stock, $ .001 par value, authorized 10,000,000 none issued	-	-
Common Stock, $ .001 par value, 500,000,000 shares authorized 26,385,250 shares issued and outstanding at June 30, 2012 and 25,885,250 shares issued and outstanding at September 30, 2011	26,385	25,885
Additional paid-in capital	1,081,109	820,461
Accumulated deficit during developmental stage	$(1,369,782)	(1,066,451)

TOTAL STOCKHOLDERS' DEFICIT	(262,288)	(220,105)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,059,794	$27,793

The accompanying notes are an integral part of these unaudited condensed financial statements

FIRST CORPORATION

(A DEVELOPMENTAL STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

					From
					December 27, 1995
	For the three months	For the three months	For the nine months	For the nine months	(Date of Inception)
	ended	ended	ended	ended	to June 30
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	2012

Revenue	$-	$-	$-	$-	$-

Total revenue	-	-	-	-	-

Operating Expenses
Mineral exploration costs	-	-	-	-	30,700
Write off mineral claim	-	-	-	-	15,000
General and administrative	55,029	175,788	156,419	253,075	666,266
Total operating expenses	55,029	175,788	156,419	253,075	711,966

Net loss from operations	(55,029)	(175,788)	(156,419)	(253,075)	(711,966)

Other expenses

Loss from extinguishment of debt	-		-	-	417,055
Interest	43,115	45,244	146,912	45,244	240,761
Total other expenses	43,115	45,244	146,912	45,244	657,816

Net loss	$(98,144)	$(221,032)	$(303,331)	$(298,319)	$(1,369,782)

Weighted average common shares	26,385,250	25,885,250	26,222,841	25,266,702

Net Loss Per Share
(Basic and Fully Dilutive)	$0.00	$(0.01)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements

FIRST CORPORATION

(A DEVELOPMENTAL STAGE COMPANY)

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

FROM OCTOBER 1, 2010 THROUGH JUNE 30, 2012

(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value Amount	Number of Shares	Par Value Amount	Additional Paid- In Capital	Accumulated Deficit During Developmental Stage	Total

Balance, September 30, 2010	-	$-	24,868,000	$24,868	$123,532	$(240,071)	$(91,671)

Issuance of Common Stock - Mar 15/11 @ $.51 per share	-	-	199,750	200	101,673	-	101,873

Issuance of Common Stock - Mar 15/11 @ $.92 per share	-	-	817,500	817	416,090	-	416,907

Benedicial conversion - convertible note	-	-	-	-	179,166	-	179,166

Net loss	-	-	-	-	-	(826,380)	(826,380)

Balance, September 30, 2011	-	-	25,885,250	25,885	820,461	(1,066,451)	(220,105)

Issuance of Common Stock for cash (net of fees) in December 2011	-	-	500,000	500	39,500	-	40,000

Beneficial conversion feature on 8% convertible notes					221,148		221,148

Net loss	-	-	-	-	-	(303,332)	(303,332)

Balance, June 30, 2012	-	$-	26,385,250	$26,385	$1,081,109	$(1,369,783)	$(262,289)

The accompanying notes are an integral part of these unaudited condensed financial statements

FIRST CORPORATION

(A DEVELOPMENTAL STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30, 2012	Nine Months Ended June 30, 2011	From December 27, 1995 (Date of inception) to June 30, 2012
Cash flows from operating activities:
Net loss	$(303,331)	$(298,319)	$(1,369,782)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash expenses	40,120		40,120
Amortization of debt discount	119,288	40,251	203,717
Issuance of stock for services rendered	-	-	15,750
Write off mineral claims	-	-	15,000
Loss on extinguishment of debt	-		417,055
Changes in operating assets and liabilities:
Prepaid expenses	(1,592)	-	(1,592)
Accounts payable	8,300	22,208	24,095
Accrued interest	27,624	4,993	37,044
Net cash used in operating activities	(109,591)	(230,867)	(618,593)

Investing activities:
Acquisition of mineral claims	-	-	(15,000)
Net cash used in investing activities	-		(15,000)

Cash flows from financing activities:
Proceeds from convertible promissory notes	100,000	250,000	350,000
Proceeds from note payable to related party	-	-	15,000
Repayment of note payable to related party	-	-	(15,000)
Issuance of common stock for cash	40,000	-	172,650
Advances from shareholder	-	91,095	208,560
Repayments to shareholder	-	(10,000)	(39,415)
Net cash provided by financing activities	140,000	331,095	691,795

Net increase in cash	30,409	100,228	58,202

Cash at the beginning of period	27,793	-	-

Cash at the end of period	$58,202	$100,228	$58,202

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-

Taxes	$-	$-

Non-cash investing and financing activities:

Issuance of stock for services	$-	$-	$15,750
Issuance of stock for shareholder advances	$-	$101,725	$101,725
Beneficial conversion feature of convertible notes payable	$221,148	$-	$221,148
Issuance of convertible notes payable for investment	$1,000,000	$-	$1,000,000
Issuance of convertible notes payable in settlement of accrued interest	$23,640	$-	$23,640

The accompanying notes are an integral part of these unaudited condensed financial statements

FIRST CORPORATION

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2012

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

To date, the Company has generated no sales revenues, have incurred significant expenses and have sustained losses. Consequently, the Company's operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception on December 27, 1995 (Date of Inception) through June 30, 2012, the Company has accumulated losses of $1,369,782.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the three and nine months periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012. The unaudited condensed financial statements should be read in conjunction with the September 30, 2011 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

(B)	Going Concern

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage. The accompanying unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying unaudited condensed financial statements, the Company has no sales and has incurred a net loss of $1,369,782 since inception. This raises substantial doubt about its ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The ability of the Company to continue as a going

FIRST CORPORATION

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2012

(Unaudited)

NOTE 2- Summary of Significant Accounting Policies (continued)

concern is dependent on the Company's ability to raise additional capital and implement its business plan.

(C)	Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

(D)	Use of Estimates

The preparation of unaudited condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

FIRST CORPORATION

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2012

(Unaudited)

The carrying value of the Company's cash and cash equivalents, accounts payable, short-term borrowings (including convertible notes payable), and other current assets and liabilities approximate fair

NOTE 2- Summary of Significant Accounting Policies (continued)

value because of their short-term maturity. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed, otherwise only available information pertinent to fair value has been disclosed.

As of June 30, 2012, there were no financial assets or liabilities that were measured at fair value on a recurring basis.

(F)	Per Share Data

Basic and diluted net loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding as defined by ASC 260, “Earnings Per Share”. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. For the three and nine months ended June 30, 2012, and 2011, any common stock equivalents were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

FIRST CORPORATION

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2012

(Unaudited)

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

NOTE 2 – Summary of Significant Accounting Policies (continued)

(I)	Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The objective of this pronouncement is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. When effective, ASU 2011-05 will help financial statement users better understand the causes of an entity's change in financial position and results of operations. Management does not feel that the adoption of this update will have a substantial impact on the unaudited condensed financial statements.

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

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring and nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-6 did not have a material effect on the Company’s unaudited condensed financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management will have, a material impact on the Company's present or future financial statements.

FIRST CORPORATION

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2012

(Unaudited)

NOTE 3- Investment in Gecko Landmarks, Ltd

Effective June 4, 2012, The Company conducted the closing of its Securities Subscription and Option Agreement with Gecko Landmarks Limited, a limited liability company formed under the laws of Finland. First Corporation purchased a 10% equity interest in Gecko for an aggregate purchase price of $1,000,000. The purchase was funded by issuance of convertible notes in the original principal amount of $1,000,000. (Note 6).

The Company has an option to acquire an additional 23% of the share capital of Gecko within six (6) months of the date of the LOI for an amount of 3.45 million dollars ($3,450,000). As of June 30, 2012, the Company has not exercised the option for additional ownership in Gecko.

NOTE 4 – Common Stock

In March of 2011, the Company issued 1,017,250 shares of common stock which was valued at $.10 per share, for repayment of advances made by shareholders to the Company in the amount of $101,725.

In April of 2011, the Company entered into a Securities Purchase Agreement with an accredited investor to sell unsecured 8% Convertible Notes in the aggregate original principal amount of up to $2,000,000 with an initial investment of $250,000. The Company may require additional note purchases. In December of 2011, an accredited investor agreed to purchase 500,000 shares of the corporation's common stock at a price of $0.10 per share for a total of $40,000, net of fees.

In June of 2012, The Company entered into Securities Purchase Agreement with an accredited investor to sell secured 8% Convertible Notes in an aggregate principal amount of $1,000,000. The proceeds were used to fund the acquisition of a 10% equity interest in Gecko Landmarks Ltd (Note 2).

NOTE 5 – Related Party Transactions

As of June 30, 2012, and September 30, 2011, the Company owed three separate shareholders the sum of $67,420. These advances do not carry a stated interest rate and are payable to the shareholders on demand.

NOTE 6 – Convertible Note Payable

On April 8, 2011, the Company issued an 8% convertible note payable in the principal face amount of $250,000 in exchange for cash proceeds of the same amount. The note provides for the payment of eight percent (8%) interest per annum with an initial due date of April 8, 2012. The note also provides for potential conversion into common stock of the Company at a price of $.60 per share. Based upon the intrinsic value on the date of issuance, the note has a beneficial conversion feature, for which the Company has recorded a debt discount in the amount of $179,166. This debt discount has been fully amortized. The note holders agreed to extend the note to April 26, 2013, including accrued interest in the amount of $23,640. The new note amounts to $313,760 have a beneficial conversion feature, for which the Company has recorded a debt discount in the amount of in the amount of $26,147. As of June 30, 2012, the Company has accrued interest payable on the face amount of the note in the amount of $5,213. The Company has also recognized $99,392 as interest expense for the period ended June 30, 2012 from the amortization of the debt discount.

FIRST CORPORATION

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2012

(Unaudited)

On March 1, 2012, the company issued an 8% convertible note payable in the principal face amount of $100,000 in exchange for cash proceeds of the same amount. The notes provides for the payment of 8% interest per annum with a due date of March 1, 2013. The note also provides for potential conversion into common stock of the Company at a price of $.60 per share. Based upon the intrinsic value of the date of issuance the note has a beneficial conversion feature, for which the Company has recorded a debt discount in the amount of $20,000. The debt discount is being amortized to the maturity date of the note, which is twelve months from the date of issuance. At June 30, 2012, the Company has accrued interest payable on the face amount of the note in the amount of $2,652. The company has also recognized $8,274 as interest expense from the amortization of the debt discount.

On June 1, 2012, and June 11, 2012 the company issued 8% convertible notes payable in the aggregate principal face amounts of $1,000,000 in exchange for cash proceeds of the same amount. The notes provides for the payment of 8% interest per annum with a due dates of June 1, 2013 and June 11, 2013. The notes also provides for potential conversion into common stock of the Company at a price of $.60 per share. Based upon the intrinsic value of the date of issuance the note has a beneficial conversion feature, for which the Company has recorded debt discounts in the amount of $175,000. The debt discount is being amortized to the maturity date of the notes, which is twelve months from the dates of issuance. At June 30, 2012, the Company has accrued interest payable on the face amount of the note in the amount of $5,479. The Company has also recognized $11,621 as interest expense from the amortization of the debt discount.

NOTE 7 – Material Agreements

On July 8, 2009 the Company entered into a letter of intent containing a binding agreement for a share exchange whereby the Company would acquire 1.6 million shares of Acquma Holdings Limited (Acquma) from Louis Consulting in exchange for 4.8 million shares of the Company's restricted common stock. Upon closing of the agreement, the Company would own 10% of the issued and outstanding shares of Acquma. The closing was scheduled to take place on or before September 15, 2009. As of date, the date of issuance of these financial statements, the Company had not closed on this agreement.

On October 16, 2009, the Company replaced the above agreement with a new agreement that specified that the Company would acquire all of the issued and outstanding shares of Acquma for the Acquma shareholders in exchange for the issuance of 64,437,848 shares of the Company's common stock. Upon closing of this agreement, Acquma will become a wholly-owned subsidiary of First Corporation. The Company has paid $40,000 in legal fees with regards to this potential acquisition. As of date, the date of issuance of these financial statements, the Company had not closed on this agreement.

FIRST CORPORATION

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2012

(Unaudited)

NOTE 8 – Subsequent Events

Management evaluated all activities of the Company through issuance date of the Company's interim unaudited condensed financial statements and concluded that no subsequent events have occurred that would require adjustments or disclosures into the interim unaudited condensed financial statements.

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

By Written Consent, dated March 27, 2012, our sole director approved this agreement and referred the matter to a vote of our shareholders. Action was taken by the Written Consent of the Holders of a Majority of the Issued and Outstanding Common Stock of First Corporation approving the transaction. We notified First Corporation’s other shareholders of this action pursuant to Regulation 14C under the Securities Exchange Act of 1934, as amended, and on June 4, 2012, more than 21 days following first delivery of such notice, we closed on the purchase of the 10% equity interest.

Under the terms of the Securities Subscription and Option Agreement, First Corporation purchased its 10% equity interest in Gecko Landmarks for a purchase price of $1,000,000. Under the terms of the agreement, First Corporation also has an option to purchase an additional 23% interest in Gecko Landmarks for a price of $3,450,000, exercisable within six months from closing. The directors will have authority to approve the exercise of this option without stockholder approval. In connection with the closing, First Corporation also entered into a shareholders’ agreement with the other Gecko Landmarks shareholders which provides for the rights of the respective parties as shareholders of Gecko Landmarks.

Funding for the purchase price was provided by an investor who purchased from First Corporation 8% Promissory Notes in the aggregate original principal amount of $1,000,000. See discussion under Liquidity and Capital Resources.

Prior to its discussions with Gecko Landmarks regarding the share acquisition, First Corporation had pursued other possible business acquisitions none of which were completed.

Consulting Agreement

On April 5, 2011, First Corporation entered into a consultancy arrangement with Thomas J. Wikstrom of Luxembourg pursuant to a letter agreement, a copy of which was attached as an exhibit to our Current Report on Form 8-K filed on April 11, 2011. Neither party had commenced performance under the arrangement as of August 8, 2012 on which date First Corporation received a letter from Mr. Wikstrom confirming his acceptance to an updated and amended consultancy agreement, effective as of August 1, 2012 which is terminable by either party on six months’ notice. The agreement calls for Mr. Wikstrom to serve as First Corporation’s representative on Gecko Landmarks Ltd.’s board of directors to provide feedback and recommendations regarding further investment and development initiatives as required by First Corporation from time to time. For his services, Mr. Wikstrom is to receive an annual cash payment of US$50,000 and a number of shares to be determined at a future date. A copy of the letter from Mr. Wikstrom is attached as an exhibit to this Form 10-Q.

Results of Operations

We have not received any revenues from operations to date.

For the three months ended June 30, 2012, we had general and administrative expenses of 55,029 compared with $175,788 for the three months ended June 30, 2011. For the nine months ended June 30, 2012, general and administrative expenses were 156,419 compared with $253,075 for the same period in 2011. All of these expenses in 2012 were for legal and accounting fees, travel and administrative expenses in connection with due diligence and consulting fees.

For the three months ended June 30, 2012, we had interest expense of $43,115 compared with $45,244 for the three months ended June 30, 2011. For the nine months ended June 30, 2012, interest expense was 146,912 compared with $45,244 for the same period in 2011. All of this represents interest on our 8% Convertible Notes outstanding.

We had a net loss of $98,144 for the three months ended June 30, 2012 compared with $221,032 for the same period in 2011. We had a net loss of $303,331 for the nine months ended June 30, 2012 compared with $298,319 for the same period in 2011.

Liquidity and Capital Resources

On June 1, 2012 and June 11, 2012, the Company issued a Convertible Notes into the name of ISI Nominees Ltd, as nominees of Investa Securities Ltd, each in the original principal amount of $500,000 which bears interest at a rate of 8% per annum and is convertible as to principal thereunder into First Corporation’s common stock at a conversion price of $.60 per share. Interest accrues from June 30, 2012 and quarterly thereafter but will not be serviced until such time as First Corporation generates sufficient free cash flow. The purpose of the loan was to provide funding for the purchase of the 10% interest in Gecko Landmarks Ltd. and related transactions as discussed under “Gecko Landmarks Ltd. Share Acquisition” elsewhere in this Management’s Discussion and Analysis.

On April 26, 2012, First Corporation arranged with the holders of its outstanding Convertible Notes to waive its interest payments and add them to the principal on two of its outstanding notes in the aggregate amount of $290,120 and issued new notes reflecting the principal and interest in the aggregate new principal amount of $313,760.

As of June 30, 2012, we had a working capital deficit of $1,262,288. The total amount outstanding on 8% Convertible Notes was $1,217,163 net of debt discount of $196,597. We had a total stockholders’ deficit of $262,288.

Item 3. - Quantitative and Qualitative Disclosures about Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and is not required to provide the information required under this item.

Item 4T. Controls and Procedures.

Under the supervision and with the participation of our management, including the CEO and Principal Accounting and Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the CEO and Principal Accounting and Financial Officer has concluded that these disclosure controls and procedures are effective.  There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the quarter, we received a letter from our auditor in connection with its audit of our financial statements for the year ended September 30, 2011, indicating a material weakness in our internal controls over financial reporting. We plan to discuss this with our accounting professionals and work with them to develop appropriate controls.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On June 1, 2012 and June 11, 2012, the Company issued a Convertible Notes into the name of ISI Nominees Ltd, as nominees of Investa Securities Ltd, each in the original principal amount of $500,000 which bears interest at a rate of 8% per annum and is convertible as to principal thereunder into First Corporation’s common stock at a conversion price of $.60 per share. Interest accrues from June 30, 2012 and quarterly thereafter but will not be serviced until such time as First Corporation generates sufficient free cash flow.

On April 26, 2012, First Corporation arranged with the holders of its outstanding Convertible Notes to waive its interest payments and add them to the principal on two of its outstanding notes in the aggregate amount of $290,120 and issued new notes reflecting the principal and interest in the aggregate new principal amount of $313,760.

Item 3.    Defaults Upon Senior Securities

None.

Item 4, Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a) Exhibits.

10.1	Securities Purchase Agreement between First Corporation and Investa Securities Ltd.
10.2	Form of 8% Convertible Note issued to Investa Securities Ltd.
10.3	Letter confirming agreement between First Corporation and Thomas Wikstrom
31	Rule 13a-14(d) Certification
32	Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

FIRST CORPORATION

Dated: August 20, 2012

	By:	/s/ Andrew Clarke
Andrew Clarke,
Chief Executive Officer and
Principal Accounting and
Financial Officer

