Form 10-Q/A
period 2012-06-30
FIRST CORP /CN/
filed 2012-09-12
CIK 1136463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of the Amendment No. 1 on Form 10–Q/A to First Corporation’s quarterly report on Form 10–Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012, (the “Form 10–Q”), is solely to furnish eXtensible Business Reporting Language (XBRL) information in Exhibit 101 to the Form 10–Q in accordance with the 30 day grace period provided by Rule 405(a)(2)(ii) of Regulation S−T.

Exhibit 101 provides the following materials from the Original Filing, formatted in XBRL: (i) Condensed Balance Sheets; (ii) Condensed Statements of Operations; (iii) Condensed Statement of Changes in Shareholders’ Deficit (iv) Condensed Statements of Cash Flows; and (v) Notes to Unaudited Condensed Financial Statements.

Pursuant to rule 406T of Regulation S–T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

No other changes have been made to the Form 10–Q.  This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a) Exhibits.

10.1	Securities Purchase Agreement between First Corporation and Investa Securities Ltd.
10.2	Form of 8% Convertible Note issued to Investa Securities Ltd.
10.3	Letter confirming agreement between First Corporation and Thomas Wikstrom
31	Rule 13a-14(d) Certification
32	Section 1350 Certification
101	The Company’s unaudited Condensed Financial Statements and related Notes for the quarter ended June 30, 2012 from this Quarterly Report on Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language). *

*Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

FIRST CORPORATION
Dated: September 12, 2012

	By:	/s/ Andrew Clarke
Andrew Clarke,
Director, Chief Executive and Financial
Officer