Form 10-K
period 2012-09-30
FIRST CORP /CN/
filed 2013-01-07
CIK 1136463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended September 30, 2012

☐ Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _____ to _____

Commission File Number: 000-52724

FIRST CORPORATION

(Name of small business issuer in its charter)

Colorado	90-0219158
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Maranello, Watch House Green, Felsted, Essex, CM6 3EF, United Kingdom

(Address of principal executive offices)

(403) 461-7283

(Issuer’s telephone number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $6,802,250.

The number of shares of the issuer’s common stock issued and outstanding as of December 20, 2012 was 263,852,500.

Documents Incorporated by Reference: None

PART I

Certain statements contained in this Annual Report on Form 10-K constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" and elsewhere in this Form 10-K. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

As used in this Annual Report, the terms "we", "us", "our", First Corp” and the “Company” mean First Corporation unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars unless otherwise indicated.

ITEM 1.        BUSINESS.

Overview

We are a company with a 10% interest in Gecko Landmarks Ltd., a Finnish company, and an option to acquire a further interest in Gecko Landmarks Ltd., which option has been extended to January 31, 2013 by mutual consent of the parties.

Gecko Landmarks Ltd. is an early stage technology company dedicated to developing and monetizing global landmark data using high accuracy data developed from their own proprietary system, “AtLAS”.

Corporate Background

First Corporation is a corporation formed under the laws of the State of Colorado on December 27, 1995. Our principal executive offices are located in England. Our original business was the exploration of mineral claims. However, on May 18, 2008, our board of directors voted unanimously to discontinue exploration of our mineral claims due to the difficulty in securing adequate financing. We have since pursued other opportunities.

On July 8, 2009, we entered into a Letter of Intent to acquire shares of Acquma Holdings Limited, an affiliate of Finnish company, Tramigo Oy, but the acquisition of the shares was never completed.  We then entered into a Share Exchange Agreement, dated as of October 16, 2009, pursuant to which First Corporation was to acquire all of the issued and outstanding shares of Acquma from Acquma’s shareholders in exchange for a controlling interest in First Corporation’s common stock.   The agreement expired by its own terms, and management began to explore other possibilities.

Gecko Landmarks Ltd. Share Acquisition

We entered into a Letter of Intent, effective May 25, 2011, with Gecko Landmarks Ltd., also a Finnish company and an affiliate of Tramigo Oy. This Letter of Intent provided for First Corporation to purchase an initial 10% stake in Gecko subject to completion of due diligence, required shareholder approval and regulatory compliance, all in accordance with a definitive agreement.

Effective April 12, 2012, First Corporation entered into a Securities Subscription and Option Agreement (the “Subscription Agreement”) with Gecko Landmarks Ltd. for the acquisition by First Corporation of an initial 10% stake in Gecko Landmarks Ltd. along with an option to purchase an additional 23% interest within six months of the closing of the purchase of the initial 10% interest. The Subscription Agreement was approved by Written Consent of our sole director, dated March 27, 2012, and thereafter by the Written Consent of the Holders of a Majority of the Issued and Outstanding Common Stock of First Corporation. We notified First Corporation’s other shareholders of this action pursuant to Regulation 14C under the Securities Exchange Act of 1934, as amended, and on June 4, 2012, we closed on the purchase of the 10% equity interest.

Under the terms of the Subscription Agreement, First Corporation purchased its 10% equity interest in Gecko Landmarks for a purchase price of $1,000,000. The purchase price also included the option to purchase an additional 23% interest in Gecko Landmarks for an exercise price of $3,450,000, exercisable within six months from closing. The directors have authority to approve the exercise of this option without further stockholder approval. As of December 1, 2012, the parties agreed to extend the date for exercise of the option to December 15, 2012 which was confirmed by letter from Gecko to First Corporation. This option has subsequently been extended to January 31, 2013 by mutual consent of the parties.

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

Business of Gecko Landmarks Limited

Gecko Landmarks is a limited liability company, formed under the laws of Finland in 2009, which offers geotechnical services and solutions for the professional market and GPS/GSM manufacturers. Specifically, Gecko Landmarks Ltd. is an early stage technology company dedicated to developing and monetising global landmark data using high accuracy data developed from their own proprietary system, “AtLAS”

Gecko Landmarks’ concept is based on the use of landmarks in GPS devices. Landmarks are a more feasible, useful, understood and economical way of providing geographical data to GPS devices, especially mobile phones. The feature that landmarks add to the GPS-chip is human readable textual location information. Plain coordinates have little meaning without a map or other additional functionality. However with landmarks, applications can communicate location in an easy-to-understand way. Gecko Landmarks' mission is to enable industry-wide use of landmarks in any GPS-enabled device and to improve device manufacturers’ possibilities to reach new markets that require a radically new approach to geographical data.

Gecko Landmarks was founded by the owners of Tramigo Oy, also a company based in Finland and operating in the GPS industry, with the intention to innovate new markets and use-cases for landmark technology, building on the combined experience and broad knowledge of its management in the location business. The successful business of Tramigo, especially in the emerging markets, is already based on innovative use of the landmark concept.

Realizing that landmarks can provide a universal solution to improve usability of GPS enabled devices and allow expanding to new markets, the owners wanted to focus on analyzing and trying out new business ideas based solely on landmarks.

Recently, as processing power and memory capacity of GPS chipsets have increased, a totally new innovation for the GPS industry, with potential to change the foundations of the whole industry, has become possible: Landmarks can now be built-in to the GPS chip, the core that every location aware device builds on, enabling all of them to use this new location information in addition to the standard coordinates.

After two years of product development and building its business, funded solely by the founders, Gecko Landmarks has reached the point where:

•	Corporate functions and administrative procedures are established
•	Initial partnership contracts and agreements have been signed
•	Overall strategy and operational procedures are completed and fine tuned
•	Key innovations and products have been completed for test clients in global use
•	Global landmark data is in successful full-scale commercial use (in Tramigo GSM/GPS tracking devices)

Gecko Landmarks has three operating facilities as follows:

1. Company headquarters in Helsinki, Finland, handling administration, bookkeeping and legal issues.

2. Office in Turku, Finland, for research, development, and product testing. If necessary, this unit can be relocated closer to GPS chipset manufacturers depending on the R&D requirements.

3. Landmark mass-production office in Manila, Philippines. The operations have been outsourced to a local company Geckram Inc. that provides the facilities, infrastructure, and staff. This office is in a country with low-cost labor, as the data production is labor-intensive.

This enables cost-efficient and fast scaling of the operations based on demand. Gecko Landmarks takes care of operational management of the production, and also trains the staff and maintains required resources and knowledge for global landmark production and updating.

Gecko Landmarks has signed the following co-operation agreements:

Co-operation agreement with Tramigo

•	Tramigo devices are based on the landmarks concept, TLD landmark data
•	Tramigo's success especially in the emerging markets is based on comprehensive and accurate landmark data

•	None of the other tracking device manufacturers have been able to generate matching technological and economical success, because there are no other high-quality landmark databases suitable for this use case

•	Gecko Landmarks updates and maintains TLD data of Tramigo
•	Gecko’s landmark updating and maintaining tools such as AtLAS provide best possible quality and value for Tramigo’s TLD landmarks

Landmark Data Services Agreement with UAB Aktyvus sektorius (Eskimi)

• Eskimi has 5 million registered dating service users and is growing 30,000 new users per day. Eskimi’s most important markets are Nigeria, Indonesia, Vietnam, Kenya and South Africa. Gecko Landmarks approached Eskimi late January 2012 and is about the conclude revenue share agreement with the first mobile Internet customer. The agreement includes joint go-to-market approach towards operators.

Co-operation Agreement with Cherry Mobile

• Cherry Mobile provides several million handsets per annum mainly to the Philippines. Gecko Landmarks expects to conclude its agreement to preinstall Gecko SMS as the primary text message editor with location to Cherry Mobile’s Android phones.

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

ITEM 3.        LEGAL PROCEEDINGS.

None.

ITEM 4.        MINE SAFETY DISCLOSURES (NOT APPLICABLE)

PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our shares of common stock commenced being quoted on the OTC Bulletin Board under the symbol FSTC on April 9, 2008.

The high and low bid prices of our common stock during each of the four quarters of the fiscal year ended September 30, 2012 are as follows:

	High	Low
Fiscal Year Ended September 30, 2012
Fourth Quarter	$0.07	$0.01
Third Quarter	$0.08	$0.04
Second Quarter	$0.08	$0.01
First Quarter	$0.04	$0.01

	High	Low
Fiscal Year Ended September 30, 2011
Fourth Quarter	$0.09	$0.03
Third Quarter	$0.11	$0.04
Second Quarter	$0.10	$0.02
First Quarter	$0.08	$0.02

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.  The quarterly high and low bid prices of our common stock were obtained from Yahoo! Finance. Effective October 26, 2012, we effected a 10-for-one split of our common stock. Prices have been adjusted to give effect to this forward stock split.

Holders of Common Stock

As of September 30, 2012, there were 15 registered shareholders of our common stock.

Dividends

We have not declared any dividends on our common stock since our inception. There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or bylaws. Colorado Revised Statutes (the “CRS”) provide certain limitations on our ability to declare dividends.

Recent Sales of Unregistered Securities

In December of 2011, an accredited investor agreed to purchase 5,000,000 shares of the corporation's common stock at a price of $0.010 per share for a total of $40,000, net of fees.

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

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Annual Report constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

Overview

We are a company with a 10% interest in Gecko Landmarks Ltd., a Finnish company, as well as an option to acquire a further interest in Gecko Landmarks Ltd., which option has been extended to January 31, 2013 by mutual consent of the parties.

In October 2012, the Company amended its Articles of Incorporation to increase the authorized stock from one hundred million shares, par value $.001 per share, to 1,000,000,000 shares, par value $.001 per share. The board also approved a 10-for-1 split of the issued and outstanding shares which took effect on October 2012 and effectively increased the issued and outstanding common shares from 26,385,250 to 263,852,500. All references in the audited financial statement and notes thereto have been retroactively restated to reflect the October 2012 stock split.

Results of Operations

For the period from inception on December 27, 1995 to September 30, 2012 we have had no revenues.

General and Administrative Expenses

For the year ended September 30, 2012, we had general and administrative expenses of approximately $152,000 compared with approximately $315,000 for the year ended September 30, 2011. The decreased resulted from the payment in the 2011 fiscal year of professional, consulting and due diligence fees in connection with our purchase of 10% of Gecko Landmarks Ltd. and the related option. Other expenses in both years consisted primarily of legal and accounting fees in connection with our quarterly and annual reports and shareholder approval and related SEC filings in connection with the Gecko transaction.

Interest Expense

For the year ended September 30, 2012, we had interest expenses of approximately $229,000 compared with approximately $94,000 for the year ended September 30, 2011. The increased resulted from the increase in convertible notes payable borrowings and amortization of debt discount.

Loss from Extinguishment of Debt

During the year ended September 30, 2011, the company recorded a loss of approximately $417,000 due to the settlement of debt. There was no comparable event in the year ending September 30, 2012.

Net Loss

We incurred a net loss of approximately $381,000 for the year ended September 30, 2012, compared with a net loss of approximately $826,000 for the year ended September 30, 2011. Our loss in both years was partly attributable to operating expenses consisting of professional fees paid in connection with preparing and filing our reports in compliance with SEC filing requirements. As noted under General and administrative expenses, during the 2012 period, we also incurred significant professional, consulting and due diligence fees and expenses in connection with the Gecko acquisition.

Liquidity and Capital Resources

As of September 30, 2012, we had a deficit in working capital of $1,340,183 as reflected in the table below. We will require additional funding to exercise our option to purchase an additional interest in Gecko Landmarks Ltd. and for any future operations. We cannot be certain that such funding will be available.

Working Capital

	At September 30, 2011	At September 30, 2012	Percentage Increase / (Decrease)
Current Assets	$27,793	$13,577	(50)%
Current Liabilities	247,898	1,353,760	446%
Working Capital (Deficit)	$(220,105)	$(1,340,183)	(508)%

Cash Flows

	Year Ended September 30
	2011	2012
Net Cash Used in Operating Activities	$303,302	$163,318
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	$331,095	140,000

Outstanding Convertible Notes

As of September 30, 2012, First Corporation was indebted to the holders of its 8% Convertible Notes in the aggregate principle amount of approximately $1,400,000 plus accrued interest, without giving account to the discount reflected in our financial statement for the notes’ beneficial conversion feature.

In April of 2011, we entered into a Securities Purchase Agreement with an accredited investor to sell unsecured 8% Convertible Notes in the aggregate original principal amount of up to $2,000,000 with an initial investment of $250,000. In March of 2012, we issued an additional 8% Convertible Note for $100,000 to the investor under this agreement. The investor also agreed to extend the maturity date on the initial note for $250,000 to April 26, 2013, adding approximately $23,640 in accrued interest and an outstanding shareholder loan in the amount of $40,120 to the principle thereon for a total principal amount of $313,760. The Company may require additional note purchases under this agreement.

In June of 2012, we entered into another Securities Purchase Agreement with an accredited investor to sell secured 8% Convertible Notes in an aggregate principal amount of $1,000,000. The proceeds were used to fund the acquisition of a 10% equity interest in Gecko Landmarks Ltd.

Each of these notes is convertible into First Corporation’s common stock at a price of $0.06 per share (after giving effect to the 10-for-1 stock split which occurred in September 2012.

Reliance on Future Financings

As of September 30, 2012, we had no cash on hand beyond what we require for short term expenses. From our inception, we have used our common stock and loans from our shareholders, officers and directors to raise money for our operations and for our anticipated acquisition. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended September 30, 2012, that there is substantial doubt that we will be able to continue as a going concern.

On December 20, 2012, the company issued 8% convertible notes payable in the aggregate principal face amounts of $42,500 in exchange for cash proceeds of the same amount. The notes provides for the payment of 8% interest per annum with a due dates of December 20, 2013. The notes also provides for potential conversion into common stock of the Company at a price of $0.03 per share.

Going Concern

As reflected in the accompanying audited financial statements, the Company is in the development stage. The accompanying audited financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying audited financial statements, the Company has no sales and has incurred a net loss of $1,447,677 since inception used $163,318 in cash for operating activities for the year ended September 30, 2012.

This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.

The audited financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Critical Accounting Policies and Estimates

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

Use of Estimates

The preparation of audited financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the audited financial statements and the reported amounts of revenues and expenses during the year. Accordingly actual results could differ from these estimates.

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

Per Share Data

Basic and diluted net loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding as defined by Accounting Standard Codification 260-10, “Earnings Per Share” (“ASC 260-10). The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. For the years ended September 30, 2012, and 2011, any common stock equivalents were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Provision for Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities. Deferred income tax assets and liabilities are computed annually for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

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

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and others”, the Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. At September 30, 2012, the company does not believe its long term asset requires an impairment loss.

Concentration of Credit Risk

The Company maintains its temporary cash investments in high credit quality financial institutions. At times, such amounts may exceed federally insured limits.

Reclassification

Certain reclassifications have been made to prior periods' data to conform to the current period's presentation. These reclassifications had no effect on reported income or losses.

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

ITEM 8.        FINANCIAL STATEMENTS.

FIRST CORPORATION

(A DEVELOPMENTAL STAGE COMPANY)

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firms	F-2/F-3

Balance Sheets as of September 30, 2012 and 2011	F-4

Statements of Operations -For the years ended September 30, 2012 and 2011 and from December 27, 1995 (date of inception) through September 30, 2012	F-5

Statement of Stockholders' Equity (Deficit) from December 27, 1995 (date of inception) through September 30, 2012	F-6/F-8

Statements of Cash Flows for the years ended September 30, 2012 and 2011 and from December 27, 1995 (date of inception) through September 30, 2012	F-9

Notes to Financial Statements	F-10/F-18

RBSM LLP

CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and shareholders of

First Corporation.

Essex, United Kingdom

We have audited the accompanying balance sheet of First Corporation (the “Company”), a development Stage company as of September 30, 2012 and the related statements of operations, stockholders’ equity and cash flows for the year ended September 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying financial statements of the Company for the period from December 27, 1995 (date of inception) through September 30, 2011 were not audited by us. Those statements were audited by other auditors whose report, dated January 12, 2012 expresses an unqualified opinion on those statements and included an explanatory paragraph regarding the Company’s ability to continue as a going concern. The financial statements for the period from December 27, 1995 (date of inception) through September 30, 2011, reflect a net loss of $1,066,451. Our opinion, insofar as it relates to the amounts included for such prior periods as indicated in the accompanying financial statements for such periods from December 27, 1995 (inception) through September 30, 2011 is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Corporation as of September 30, 2012 and the results of its operations and its cash flows for the year ended September 30, 2012, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 of the accompanying financial statements, the Company is in development stage, has no revenue, has incurred significant losses since inception, and has a working capital deficiency as of September 30, 2012, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York

January 2, 2013

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

/s/ Madsen & Associates CPA’s, Inc.

Madsen & Associates CPA’s, Inc.

Salt Lake City, Utah

January 12, 2012

FIRST CORPORATION

(A DEVELOPMENTAL STAGE COMPANY)

BALANCE SHEETS

	September 30, 2012	September 30, 2011

ASSETS

CURRENT ASSETS
Cash	$4,475	$27,793
Prepaid insurance	9,102	-

TOTAL CURRENT ASSETS	13,577	27,793

Investment in Gecko Landmarks Ltd, at fair value	1,000,000	-

TOTAL ASSETS	$1,013,577	$27,793

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$5,135	$15,795
Accrued expenses	50,064	9,420
Due to stockholder	27,300	67,420
Convertible notes payable, net of debt discount of $142,499 and $94,737	1,271,261	155,263

TOTAL CURRENT LIABILITIES	1,353,760	247,898

COMMITMENTS AND CONTINGENCIES-See note

STOCKHOLDERS' DEFICIT
Preferred Stock, $ .001 par value, authorized 10,000,000 none issued	-	-
Common Stock, $ .001 par value, 1,000,000,000 shares authorized 263,852,500 and
258,852,250 shares issued and outstanding at September 30, 2012 and 2011, respectively	263,853	258,853
Additional paid-in capital	843,641	587,493
Accumulated deficit during developmental stage	(1,447,677)	(1,066,451)

TOTAL STOCKHOLDERS' DEFICIT	(340,183)	(220,105)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,013,577	$27,793

The accompanying notes are an integral part of these financial statements

FIRST CORPORATION

(A DEVELOPMENTAL STAGE COMPANY)

STATEMENTS OF OPERATIONS

			From
	For the year	For the year ended	December 27, 1995
	ended	ended	(Date of Inception)
	September 30, 2012	September 30, 2011	September 30, 2012

Revenue	$-	$-	$-

Total revenue	-	-	-

Operating Expenses
Mineral exploration costs	-	-	30,700
Write off mineral claim	-	-	15,000
General and administrative	151,889	315,476	661,736
Total operating expenses	151,889	315,476	707,436

Net income (loss) from operations	(151,889)	(315,476)	(707,436)

Other expenses

Loss from extinguishment of debt	-	417,055	417,055
Interest and amortization of debt discount	229,337	93,849	323,186
Total other expenses	229,337	510,904	740,241

Net loss	$(381,226)	$(826,380)	$(1,447,677)

Weighted average common shares	262,647,021	254,226,100

Net Loss Per Share
(Basic and Fully Dilutive)	$-	$-

The accompanying notes are an integral part of these financial statements

FIRST CORPORATION

(A DEVELOPMENTAL STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' DEFICIT

FROM INCEPTION

THROUGH SEPTEMBER 30, 2012

	Preferred Stock		Common Stock
	Number of Shares	Par Value Amount	Number of Shares	Par Value Amount	Additional Paid- In Capital	Accumulated Deficit During Developmental Stage	Total

Balance, December 27, 1995 (inception)	-	$-	-	$-	$-	$-	$-

Issuance of common stock in exchange for services	-	-	150,000,000	150,000	(149,250)	-	750

Net loss	-	-	-	-	-	(750)	(750)

Balance, September 30, 1996	-	-	150,000,000	150,000	(149,250)	(750)	-

Balance, September 30, 1997	-	-	150,000,000	150,000	(149,250)	(750)	-

Balance, September 30, 1998	-	-	150,000,000	150,000	(149,250)	(750)	-

Issuance of common stock for cash at $0.00001 per share	-	-	60,000,000	60,000	(59,400)	-	600

Balance, September 30, 1999	-	-	210,000,000	210,000	(208,650)	(750)	600

Balance, September 30, 2000	-	-	210,000,000	210,000	(208,650)	(750)	600

Balance, September 30, 2001	-	-	210,000,000	210,000	(208,650)	(750)	600

Balance, September 30, 2002	-	-	210,000,000	210,000	(208,650)	(750)	600

Balance, September 30, 2003	-	-	210,000,000	210,000	(208,650)	(750)	600

Issuance of common stock for cash at $0.0025 per share	-	-	8,800,000	8,800	13,200	-	22,000

Balance, September 30, 2004	-	-	218,800,000	218,800	(195,450)	(750)	22,600

Issuance of common stock in exchange for services	-	-	500,000,000	500,000	(485,000)	-	15,000

Issuance of common stock for cash at $0.0025 per share	-	-	1,600,000	1,600	2,400	-	4,000

Cancellation of shares	-	-	(260,000,000)	(260,000)	260,000	-	-

Net loss	-	-	-	-	-	(46,376)	(46,376)

Balance, September 30, 2005	-	-	460,400,000	460,400	(418,050)	(47,126)	(4,776)

Net loss	-	-	-	-	-	(606)	(606)

Balance, September 30, 2006	-	-	460,400,000	460,400	(418,050)	(47,732)	(5,382)

The accompanying notes are an integral part of these financial statements

FIRST CORPORATION

(A DEVELOPMENTAL STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' DEFICIT

FROM INCEPTION

THROUGH SEPTEMBER 30, 2012

	Preferred Stock		Common Stock
	Number of Shares	Par Value Amount	Number of Shares	Par Value Amount	Additional Paid- In Capital	Accumulated Deficit During Developmental Stage	Total

Balance, October 1, 2006	-	$-	460,400,000	$460,400	$(418,050)	$(47,732)	$(5,382)

Net loss	-	-	-	-	-	(25,472)	(25,472)

Balance, September 30, 2007	-	-	460,400,000	460,400	(418,050)	(73,204)	(30,854)

Issuance of common stock for cash at $0.00375 per share	-	-	28,280,000	28,280	77,770	-	106,050

Net loss	-	-	-	-	-	(72,926)	(72,926)

Balance, September 30, 2008	-	-	488,680,000	488,680	(340,280)	(146,130)	2,270

Cancellation of shares-President- March 17, 2009	-	-	(192,000,000)	(192,000)	192,000	-	-

Cancellation of shares-Secretary/Treasurer- March 17, 2009	-	-	(48,000,000)	(48,000)	48,000	-	-

Net loss	-	-	-	-	-	(18,041)	(18,041)

Balance, September 30, 2009	-	-	248,680,000	248,680	(100,280)	(164,171)	(15,771)

Net loss	-	-	-	-	-	(75,900)	(75,900)

Balance, September 30, 2010	-	-	248,680,000	248,680	(100,280)	(240,071)	(91,671)

Issuance of Common Stock - March 15, 2011 @ $0.051 per share	-	-	1,997,500	1,998	99,875	-	101,873

Issuance of Common Stock - March 15, 2011 @ $0.051 per share	-	-	8,175,000	8,175	408,732	-	416,907

Beneficial conversion - convertible note	-	-	-	-	179,166	-	179,166

Net loss	-	-	-	-	-	(826,380)	(826,380)

Balance, September 30, 2011	-	-	258,852,500	258,853	587,493	(1,066,451)	(220,105)

The accompanying notes are an integral part of these financial statements

FIRST CORPORATION

(A DEVELOPMENTAL STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' DEFICIT

FROM INCEPTION

THROUGH SEPTEMBER 30, 2012

	Preferred Stock		Common Stock
	Number of Shares	Par Value Amount	Number of Shares	Par Value Amount	Additional Paid- In Capital	Accumulated Deficit During Developmental Stage	Total

Balance,October 1, 2011	-	$-	258,852,500	$258,853	$587,493	$(1,066,451)	$(220,105)

Issuance of Common Stock for cash (net of fees-$10,000) in December 2011	-	-	5,000,000	5,000	35,000	-	40,000

Beneficial conversion feature on convertible notes	-	-	-	-	221,148	-	221,148

Net loss	-	-	-	-	-	(381,226)	(381,226)

Balance, September 30, 2012	-	-	263,852,500	$263,853	$843,641	$(1,447,677)	$(340,183)

The accompanying notes are an integral part of these financial statements

FIRST CORPORATION

(A DEVELOPMENTAL STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2012	Year Ended September 30, 2011	From December 27, 1995 (Date of inception) to September 30, 2012
Cash flows from operating activities:
Net loss	$(381,226)	$(826,380)	$(1,447,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash expenses
Amortization of debt discount	173,386	84,429	257,815
Issuance of stock for services rendered	-	-	15,750
Write off mineral claims	-	-	15,000
Loss on extinguishment of debt	-	417,055	417,055
Changes in operating assets and liabilities:
Prepaid expenses	(9,102)	-	(9,102)
Accounts payable	(10,660)	12,174	5,135
Accrued expenses	64,284	9,420	73,704
Net cash used in operating activities	(163,318)	(303,302)	(672,320)

Investing activities:
Acquisition of mineral claims	-	-	(15,000)
Net cash used in investing activities	-	-	(15,000)

Cash flows from financing activities:
Proceeds from convertible promissory notes	100,000	250,000	350,000
Proceeds from note payable to related party	-	-	15,000
Repayment of note payable to related party	-	-	(15,000)
Issuance of common stock for cash	40,000	-	172,650
Advances from shareholder	-	91,095	208,560
Repayments to shareholder	-	(10,000)	(39,415)
Net cash provided by financing activities	140,000	331,095	691,795

Net increase (decrease) in cash	(23,318)	27,793	4,475

Cash at the beginning of period	27,793	-	-

Cash at the end of period	$4,475	$27,793	$4,475

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-

Taxes	$-	$-

Non-cash investing and financing activities:

Issuance of stock for services	$-	$-	$15,750
Issuance of stock for shareholder advances	$-	$101,725	$101,725
Beneficial conversion feature of convertible notes payable	$221,148	$-	$221,148
Issuance of convertible notes payable for investment	$1,000,000	$-	$1,000,000
Issuance of convertible notes payable in settlement of accrued interest	$23,640	$-	$23,640
Reclass from shareholder advance into convertible notes payable	$40,120	$-	$40,120

The accompanying notes are an integral part of these financial statements

FIRST CORPORATION

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

To date, the Company has generated no sales revenues, and has incurred significant expenses and has sustained losses. Consequently, the Company's operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception on December 27, 1995 (Date of Inception) through September 30, 2012, the Company has accumulated losses of $1,447,677.

NOTE 2- Summary of Significant Accounting Policies

(A) Basis of Presentation

The accompanying audited financial statements are presented in United States dollars under accounting principles generally accepted in the United States of America.

(B)	Going Concern

As reflected in the accompanying audited financial statements, the Company is in the development stage. The accompanying audited financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying audited financial statements, the Company has no sales and has incurred a net loss of $1,447,677 since inception used $163,318 in cash for operating activities for the year ended September 30, 2012.

This raises substantial doubt about its ability to continue as a going concern. The audited financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. There can be no assurance that any additional financing will be available to the Company on satisfactory terms and conditions, if at all.

(C)	Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

(D)	Use of Estimates

The preparation of audited financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the audited financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from these estimates.

FIRST CORPORATION

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

The Company considers its investment in Gecko Landmarks Ltd to be level 3, and accounting guidance requires a reconciliation of the beginning and ending balances for each major category of assets. The reconciliation is as follows:

FIRST CORPORATION

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
	Year Ended	Year Ended
	September 30, 2012	September 30, 2011
Beginning balance of investments in Level 3	$-	$-
Total unrealized gains included in comprehensive income	-	-
Purchases in and/ or sales out of level 3	1,000,000	-
Transfers in/out of Level 3	-	-
Ending balance of investments in Level 3	$1,000,000	$-

(F)	Per Share Data

Basic and diluted net loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding as defined by ASC 260, “Earnings Per Share”. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. For the years ended September 30, 2012, and 2011, any common stock equivalents were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

(G)	Provision for Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities. Deferred income tax assets and liabilities are computed annually for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

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

FIRST CORPORATION

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(H)	Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and others”, the Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. At September 30, 2012, the company does not believe its long term asset requires an impairment loss.

(I)	Concentration of Credit Risk

The Company maintains its temporary cash investments in high credit quality financial institutions. At times, such amounts may exceed federally insured limits.

(J)	Reclassification

Certain reclassifications have been made to prior periods' data to conform to the current period's presentation. These reclassifications had no effect on reported income or losses.

(K)	Recent Accounting Pronouncements

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

NOTE 3- Investment in Gecko Landmarks, Ltd

The Company entered into a Letter of Intent, effective May 25, 2011, with Gecko Landmarks Ltd., also a Finnish company and an affiliate of Tramigo Oy. This Letter of Intent provided for First Corporation to purchase an initial 10% stake in Gecko subject to completion of due diligence, required shareholder approval and regulatory compliance, all in accordance with a definitive agreement.

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

FIRST CORPORATION

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

The Company has an option to acquire an additional 23% of the share capital of Gecko within six (6) months of the date of the LOI for an amount of 3.45 million dollars ($3,450,000). As of September 30, 2012, the Company has not exercised the option for additional ownership in Gecko. This option has subsequently been extended to January 31, 2013 by mutual consent of the parties.

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

In December, 1995 the Company issued 150,000,000 shares of its common stock to a shareholder in exchange for services.  The shares were valued at $.0000054 per share for an aggregate of $750.

In April, 1999 the Company issued 60,000,000 shares of common stock in exchange for cash.  The shares were valued at $.00001 per share for an aggregate of $600.

In September, 2004 the Company issued 8,800,000 shares of common stock in exchange for cash.  The shares were valued at $.0025 per share for an aggregate of $22,000.

In October, 2004 the Company issued 500,000,000 shares in exchange for services rendered.  The shares were valued at $.00003 per share for an aggregate of $15,000.

In December, 2004 the Company issued 1,600,000 shares in exchange for cash.  The shares were valued at $.0025 per share for an aggregate of $4,000.

In September, 2005 two shareholders/officers cancelled 260,000,000 shares of stock that had previously been issued for services rendered.

In December 2007, the Company issued 28,280,000 in exchange for cash.  The shares were valued at $.00375 per share for an aggregate of $106,050.

In August of 2008, the Board of Directors passed a resolution, to amend and restate the Company’s articles of incorporation.  The amended articles of incorporation increase the number of authorized shares of common stock of the Company to 500,000,000 with a par value of $ .001 per share.  The number of authorized shares of preferred stock remains at 10,000,000 shares.

FIRST CORPORATION

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

In March of 2009, two shareholders/officers of the Company cancelled 240,000,000 shares of common stock that had previously been issued for services rendered.

Also, in March of 2009, the Company declared a stock dividend of three shares for every share of common stock held at the record date of March 23, 2009.  Immediately after the stock dividend, the Company had 248,680,000 shares of common stock issued and outstanding.

In March of 2011, the Company issued 10,172,500 shares of common stock which was valued at $.51 per share, for repayment of advances made by shareholders to the Company in the amount of $101,725. This transaction generated a loss on the extinguishment of this debt to the Company in the amount of $417,055

In April of 2011, the Company entered into a Securities Purchase Agreement with an accredited investor to sell unsecured 8% Convertible Notes in the aggregate original principal amount of up to $2,000,000 with an initial investment of $250,000. The Company may require additional note purchases.

In December of 2011, an accredited investor agreed to purchase 5,000,000 shares of the corporation's common stock at a price of $0.010 per share for a total of $40,000, net of fees.

In August, 2012, the Company amended its articles of incorporation to increase the authorized stock from one hundred million shares, par value $.001 per share, to 1,000,000,000 shares, par value $.001 per share. The board also approved a 10-for-1 split of the issued and outstanding shares which took effect on October 2012 and effectively increased the issued and outstanding common shares increased from 26,385,250 to 263,852,500 as of September 30, 2012. All references in the audited financial statement and notes thereto have been retroactively restated to reflect the August 2012 stock split.

NOTE 5 – Related Party Transactions

In June of 2004 an entity related by common control advanced $15,000 in cash to the Company.  The balance was repaid in September of 2004.

In May of 2005 a shareholder of the Company advanced $6,500 to the Company for the payment of certain exploration casts.  The advance bears no interest rate and is payable upon demand.

In October of 2004 the Company issued 500,000,000 shares to the Company’s president for services rendered.  Also, in October of 2004 the Company acquired mineral claims from this same individual by paying cash in the amount of $15,000.

FIRST CORPORATION

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

During the year ended September 30, 2011, shareholders advanced the sum of $91,095 to the Company.  The Company repaid $10,000 of the advances in the form of a cash payment and the Company issued 10,172,500 shares of common stock to repay advances in the amount of $101,725. At the September 30, 2011 fiscal year end, the Company owed three separate shareholders the sum of $67,420.  These advances do not carry a stated interest rate and do have a maturity date and are payable to the shareholders on demand.

During the year ended September 30, 2011, the Company paid $110,000 to a shareholder/officer or a company controlled by the shareholder/office of the Company for consulting services rendered to the Company and for expenses incurred on behalf of the Company.

During the year ended September 30, 2012, the Company re-class $40,120 of a shareholder/officer or a company controlled by the shareholder/office of the Company into the convertible note. (refer note 6).

As of September 30, 2012, the Company owed two separate shareholders the sum of $27,300 and September 30, 2011 the Company owed three separate shareholders the sum of $67,420 These advances do not carry a stated interest rate and are payable to the shareholders on demand.

NOTE 6 – Convertible Notes Payable

On April 8, 2011, the Company issued an 8% convertible note payable in the principal face amount of $250,000 in exchange for cash proceeds of the same amount. The note provides for the payment of eight percent (8%) interest per annum with an initial due date of April 8, 2012. The note also provides for potential conversion into common stock of the Company at a price of $.060 per share. Based upon the intrinsic value on the date of issuance, the note has a beneficial conversion feature, for which the Company has recorded a debt discount in the amount of $179,166. This debt discount has been fully amortized. The note holders agreed to extend the note to April 26, 2013, including accrued interest in the amount of $23,640, plus shareholder loan amount of $40,120. The new note amounts to $313,760 and has a beneficial conversion feature, for which the Company has recorded a debt discount in the amount of in the amount of $26,147. As of September 30, 2012, the Company has accrued interest payable on the face amount of the note in the amount of $11,763. The Company has also recognized $105,984 and $84,429 as interest expense for the year ended September 30, 2012 and 2011, respectively, from the amortization of the debt discount

FIRST CORPORATION

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

On March 1, 2012, the company issued an 8% convertible note payable in the principal face amount of $100,000 in exchange for cash proceeds of the same amount. The notes provides for the payment of 8% interest per annum with a due date of March 1, 2013. The note also provides for potential conversion into common stock of the Company at a price of $.060 per share. Based upon the intrinsic value of the date of issuance the note has a beneficial conversion feature, for which the Company has recorded a debt discount in the amount of $20,000. The debt discount is being amortized to the maturity date of the note, which is twelve months from the date of issuance. At September 30, 2012, the Company has accrued interest payable on the face amount of the note in the amount of $4,690. The company has also recognized $11,671 as interest expense from the amortization of the debt discount.

On June 1, 2012, and June 11, 2012 the company issued 8% convertible notes payable in the aggregate principal face amounts of $1,000,000 in exchange for cash proceeds of the same amount. The notes provides for the payment of 8% interest per annum with a due dates of June 1, 2013 and June 11, 2013. The notes also provides for potential conversion into common stock of the Company at a price of $.60 per share. Based upon the intrinsic value of the date of issuance the note has a beneficial conversion feature, for which the Company has recorded debt discounts in the amount of $175,000. The debt discount is being amortized to the maturity date of the notes, which is twelve months from the dates of issuance. At September 30, 2012, the Company has accrued interest payable on the face amount of the note in the amount of $25,278. The Company has also recognized $55,731 as interest expense from the amortization of the debt discount.

NOTE 7 – Material Agreements

On July 8, 2009 the Company entered into a letter of intent containing a binding agreement for a share exchange whereby the Company would acquire 1.6 million shares of Acquma Holdings Limited (Acquma) from Louis Consulting in exchange for 4.8 million shares of the Company's restricted common stock. Upon closing of the agreement, the Company would own 10% of the issued and outstanding shares of Acquma. The closing was scheduled to take place on or before September 15, 2009. As of the date of issuance of these financial statements, the Company had not closed on this agreement.

On October 16, 2009, the Company replaced the above agreement with a new agreement that specified that the Company would acquire all of the issued and outstanding shares of Acquma for the Acquma shareholders in exchange for the issuance of 64,437,848 shares of the Company's common stock. Upon closing of this agreement, Acquma will become a wholly-owned subsidiary of First Corporation. The Company has paid $40,000 in legal fees with regards to this potential acquisition. As of the date of issuance of these financial statements, the Company had not closed on this agreement.

FIRST CORPORATION

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 8-COMMITMENTS AND CONTINGENCIES

Consulting agreements

In August, 2012 the Company entered into a consulting agreement with an individual who will join the Board of Gecko Landmarks Ltd. and provide feedback and recommendations regarding investment and development initiatives, at an annual expense of $50,000, plus expenses and number of shares to be determined at a future date. Consulting expense for the year ended September 30, 2012 relating to this agreement is $8,333 and is included in general and administrative expense.

Litigation

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as described, we are currently not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

NOTE 9 – Subsequent Events

Management evaluated all activities of the Company through issuance date of the Company's audited financial statements and concluded that the following subsequent events have occurred that would require adjustments or disclosures to the audited financial statements.

On December 20, 2012, the company issued 8% convertible notes payable in the aggregate principal face amounts of $42,500 in exchange for cash proceeds of the same amount. The notes provides for the payment of 8% interest per annum with a due dates of December 20, 2013. The notes also provides for potential conversion into common stock of the Company at a price of $0.03 per share.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Previous Independent Registered Public Accounting Firm

First Corporation has replaced Madsen & Associates CPA’s, Inc. as its independent registered public accounting firm, effective as of February 6, 2012, and has engaged RBSM LLP, Certified Public Accountants, as its new independent registered public accounting firm as of and for the year ended September 30, 2012. As described below, the change in independent registered public accounting firm is not the result of any disagreement with Madsen & Associates.

The reports of Madsen & Associates on the Company's financial statements as of and for the years ended September 30, 2011 and 2010 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except that each such report did contain a “going concern qualification” which is an explanatory paragraph which noted that there was substantial doubt as to First Corporation’s ability to continue as a going concern as First Corporation has incurred net losses since inception and existing uncertain conditions which it faces relative to its obtaining capital in the equity markets.

First Corporation’s sole director made the decision to change independent accountants by written consent dated February 6, 2012.

During the period from October 31, 2009 through February 6, 2012, there were no (i) disagreements with Madsen & Associates on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Madsen & Associates, would have caused Madsen & Associates to make reference to the subject matter of such disagreements in its reports on the financial statements for such years or (ii) reportable events of the kind described in Item 304(a)(1)(v) of Regulation S-K.

New Independent Registered Public Accounting Firm

On February 6, 2012, we engaged RBSM LLP, Certified Public Accountants, as our independent accountants for the year ending September 30, 2012. Our sole director made the decision to engage RBSM LLP by written consent on February 6, 2012.

First Corporation has not consulted with RBSM LLP, during our two most recent fiscal years or during any subsequent interim period prior to its appointment as our new accounting firm, regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and no written report or oral advice was provided to us that RBSM LLP concluded was an important factor considered by First Corporation in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (within the meaning of Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.        CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are, as of the date covered by this Annual Report, not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

With the participation of our Principal Executive Officer/ Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2012 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended September 30, 2012 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the year ended September 30, 2012 are fairly stated, in all material respects, in accordance with US GAAP.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  This management report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this Annual Report.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Principal Executive Officer and Chief Financial Officer (principal financial officer), does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer has determined that there have been no changes to our internal controls over financial reporting that occurred during the last quarter and materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.        OTHER INFORMATION.

None.

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT; CORPORATE GOVERNANCE.

Name	Age	Position

Andrew Clarke	37	Chief Executive Officer and Director

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

Compliance with Section 16(A) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than ten percent of our equity securities (collectively, the “Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, there were no Reporting Persons who failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year other than DeMatco Group Corp.

ITEM 11.        EXECUTIVE COMPENSATION.

No compensation has been paid to, awarded to, or earned by any of our executive officers or directors during the past three fiscal years other than as follows:

Employment Contracts

Effective December 9, 2010, First Corporation entered into a Contract for Service, among the company, Caruso (UK) Limited and Mr. Andrew J. Clarke, the form of which is filed as an exhibit hereto. Pursuant to the agreement, Mr. Clarke receives 5,000 British pounds (approximately US$8,000) per annum for his services to First Corporation as its CEO plus reimbursement of out-of-pocket expenses incurred on the company's behalf.

Stock Option Grants

We did not grant any stock options to the executive officers or directors during our most recently completed fiscal year ended September 30, 2012, and we have not granted any stock options since our inception.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table provides the names and addresses of each person known to us to beneficially own more than 5% of our outstanding common stock as of December 20, 2012.  Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Common Stock	DeMatco Group Corp. (1) 11 Cours de Rive Geneva 1204 Switzerland	68,675,000	(1)	26.03

Common Stock	Mount Elba Ltd.(2) c/o Miller Simons O’Sullivan PO Box 260 Beatrice Butterfield Building Providenciales Turks and Caicos Islands	28,500,000		10.80

(1)	DeMatco Group Corp is a subsidiary of DeMatco Inc. which is approximately 30% beneficially owned by Terrence Ramsden and approximately 20% beneficially owned by Robert Stevens. Lindsay Smith is a director of Dematco and could therefore be deemed a beneficial owner of shares held by DeMatco Group Corp for reporting purposes only. Mr. Smith is also a principal of Private Trading Systems Corp which holds 11,000,000 shares of First Corporation which shares, when aggregated with shares of DeMatco Group Corp strictly for reporting purposes, would exceed 5% of the issued and outstanding shares of common stock of First Corp. Similarly, Juerg Walker also beneficially holds in excess of 5% of the issued and outstanding shares of common stock of DeMatco Inc. which, when aggregated for reporting purposes with 12,000,000 of First Corporation held by him would exceed 5% of the issued and outstanding shares of First Corporation.

(2)	Mount Elba Ltd. is beneficially owned by Neil Coles.

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

In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this Annual Report. As of September 30, 2012, we had 263,852,500 shares of common stock issued and outstanding.

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

First Corporation entered into a Note Purchase Agreement with Investa Securities Limited which is controlled by Jeurg Walker providing funding in the form of convertible debt in the amount of up to $2,000,000.  The company has borrowed $1,413,760 under the agreement and has issued a note to Investa in the same amount.  The note bears interest at 8%.  Mr. Walker is the beneficial owner of over 5% of the issued and outstanding shares of common stock of DeMatco Inc. which in turn is the parent company of DeMatco Group Corp. DeMatco Group Corp beneficially owns 26.53% of First Corporation’s issued and outstanding common stock.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended September 30, 2012 and 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended September 30, 2011	Year Ended September 30, 2012
Audit Fees	$18,500	$20,135
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$18,500	$20,135

ITEM 15.         EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation*

3.2	Bylaws*

3.3	Articles of Amendment to Articles of Incorporation

10.1	Acquisition Agreement *

10.2	Amending Agreement*

10.3	Contract for Services among First Corporation, Caruso Limited and Andrew John Clarke**

10.4	Letter Agreement with Thomas Wikstrom***

10.5	Securities Purchase Agreement with Investa Securities Limited***

10.6	Form of Convertible Note***

10.7	Securities Subscription and Option Agreement, by and between First Corporation and Gecko Landmarks Limited****

10.8	Shareholders’ Agreement among Shareholders of Gecko Landmarks Limited****

10.9	Securities Purchase Agreement with ISI Nominees Limited*****

10.10	Form of Convertible Note*****

10.11	Amendment to Letter Agreement with Thomas Wikstrom*****

31	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2.
**	Filed with the SEC as an exhibit to our Current Report on Form 8-K on December 15, 2010.
***	Filed with the SEC as an exhibit to our Current Report on Form 8-K on April 4, 2011.
****	Filed with the SEC as an exhibit to our Current Report on Form 8-K on April 13, 2012 and as an attachment to our Information Statement on Schedule 14C on May 8, 2012.
*****	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q for the three months ended June 30, 2012.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CORPORATION

Dated: January 7, 2013

	By:	/s/Andrew Clarke
Chief Financial Officer, Principal
Accounting Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Signature

Andrew Clarke	CEO and Director	/s/ Andrew Clarke
(Principal Accounting and
Financial Officer

