Form 10-Q
period 2012-12-31
FIRST CORP /CN/
filed 2013-02-14
CIK 1136463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report under Section 13 or 15 (D) of the

Securities and Exchange Act of 1934

For The Quarterly Period Ended December 31, 2012

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

 Indicate by check mark whether the issuer is a "shell company" as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes ☐ No ☒

 State the number of shares outstanding of each of the issuer's classes of common equity as of February 11, 2013: 263,852,500 shares.

FIRST CORPORATION

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Balance Sheets as of December 31, 2012 (unaudited) and September 30, 2012	2
	Condensed Statements of Operations for the Three Months Ended December 31, 2012 and 2011, and from December 27, 1995 (date of inception) through December 31, 2012 (unaudited)	3
	Condensed Statements of Changes in Stockholders’ Deficit for the Three Months Ended December 31, 2012 (unaudited)	4
	Condensed Statements of Cash Flows for the Three Months Ended December 31, 2012 and 2011, and from December 27, 1995 (date of inception) through December 31, 2012 (unaudited)	5
	Notes to Condensed Financial Statements (unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4T.	Controls and Procedures	16
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 2.	Recent Sales of Unregistered Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits	18
Signatures		19

Item 1. Financial Statements.

FIRST CORPORATION

(A DEVELOPMENTAL STAGE COMPANY)

CONDENSED BALANCE SHEETS

	December 31, 2012	September 30, 2012
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,695	$4,475
Prepaid insurance	6,584	9,102

TOTAL CURRENT ASSETS	16,279	13,577

Investment in Gecko Landmarks Ltd, at fair value	1,000,000	1,000,000

TOTAL ASSETS	$1,016,279	$1,013,577

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$8,671	$5,135
Accrued expenses	83,480	50,064
Due to stockholders	27,300	27,300
Convertible notes payable, net of debt discount of $86,697 and $142,499	1,369,563	1,271,261

TOTAL CURRENT LIABILITIES	1,489,014	1,353,760

COMMITMENTS AND CONTINGENCIES-See note

STOCKHOLDERS' DEFICIT
Preferred Stock, $ .001 par value, authorized 10,000,000 none issued	-	-
Common Stock, $ .001 par value, 1,000,000,000 shares authorized
263,852,500 shares issued and outstanding at December 31, 2012
and September 30, 2012	263,853	263,853
Additional paid-in capital	843,641	843,641
Accumulated deficit during developmental stage	(1,580,229)	(1,447,677)

TOTAL STOCKHOLDERS' DEFICIT	(472,735)	(340,183)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,016,279	$1,013,577

The accompanying notes are an integral part of these unaudited condensed financial statements

FIRST CORPORATION

(A DEVELOPMENTAL STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

			From
	For the three	For the three	December 27, 1995
	months ended	months ended	(Date of Inception) to
	December 31, 2012	December 31, 2011	December 31, 2012

Revenue	$-	$-	$-

Total revenue	-	-	-

Operating Expenses
Mineral exploration costs	-	-	30,700
Write off mineral claim	-	-	15,000
General and administrative	48,334	16,464	710,070
Total operating expenses	48,334	16,464	755,770

Net income (loss) from operations	(48,334)	(16,464)	(755,770)

Other expenses

Loss from extinguishment of debt	-	-	417,055
Interest and amortization of debt	84,218	50,270	407,404
Total other expenses	84,218	50,270	824,459

Net loss	$(132,552)	$(66,734)	$(1,580,229)

Weighted average common shares	263,852,500	259,015,440

Net Loss Per Share
(Basic and Fully Dilutive)	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

FIRST CORPORATION

(A DEVELOPMENTAL STAGE COMPANY)

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS

ENDED DECEMBER 31, 2012

(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value Amount	Number of Shares	Par Value Amount	Additional Paid-In Capital	Accumulated Deficit During Developmental Stage	Total

Balance, September 30, 2012	-	$-	263,852,500	$263,853	$843,641	$(1,447,677)	$(340,183)

Net loss	-	-	-	-	-	(132,552)	(132,552)

Balance, December 31, 2012	-	$-	263,852,500	$263,853	$843,641	$(1,580,229)	$(472,735)

The accompanying notes are an integral part of these unaudited condensed financial statements

FIRST CORPORATION

(A DEVELOPMENTAL STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three	For the three	From December 27, 1995
	months ended	months ended	(Date of inception) to
	December 31, 2012	December 31, 2011	December 31, 2012
Cash flows from operating activities:
Net loss	$(132,552)	$(66,734)	$(1,580,229)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of debt discount	55,802	45,229	313,617
Issuance of stock for services rendered	-	-	15,750
Write off mineral claims	-	-	15,000
Loss on extinguishment of debt	-	-	417,055
Changes in operating assets and liabilities:
Prepaid expenses	2,518	(7,051)	(6,584)
Accounts payable	3,537	(8,330)	8,672
Accrued expenses	33,415	5,040	107,119
Net cash used in operating activities	(37,280)	(31,846)	(709,600)

Investing activities:
Acquisition of mineral claims	-	-	(15,000)
Net cash used in investing activities	-	-	(15,000)

Cash flows from financing activities:
Proceeds from convertible promissory notes	42,500	-	392,500
Proceeds from note payable to related party	-	-	15,000
Repayment of note payable to related party	-	-	(15,000)
Issuance of common stock for cash	-	18,500	172,650
Advances from shareholder	-	-	208,560
Repayments to shareholder	-	-	(39,415)
Net cash provided by financing activities	42,500	18,500	734,295

Net increase (decrease) in cash and cash equivalents	5,220	(13,346)	9,695

Cash and cash equivalents at the beginning of period	4,475	27,793	-

Cash and cash equivalents at the end of period	$9,695	$14,447	$9,695

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-

Taxes	$-	$-

Non-cash investing and financing activities:

Issuance of stock for services	$-	$-	$15,750
Issuance of stock for shareholder advances	$-	$-	$101,725
Beneficial conversion feature of convertible notes payable	$-	$-	$221,148
Issuance of convertible notes payable for investment	$-	$-	$1,000,000
Issuance of convertible notes payable in settlement
of accrued interest	$-	$-	$23,640
Reclass from shareholder advance into convertible notes
payable	$-	$-	$40,120

The accompanying notes are an integral part of these unaudited condensed financial statements

FIRST CORPORATION

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2012
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

To date, the Company has generated no sales revenues, and has incurred significant expenses and has sustained losses. Consequently, the Company's operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception on December 27, 1995 (Date of Inception) through December 31, 2012, the Company has accumulated losses of $1,580,229.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the three month period ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013. The unaudited condensed financial statements should be read in conjunction with the September 30, 2012 financial statements and footnotes thereto included in the Company’s Form 10-K filed with the SEC.

(B)	Going Concern

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage. The accompanying unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying unaudited condensed financial statements, the Company has no sales and has incurred a net loss of $1,580,229 since inception.

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

The Company considers its investment in Gecko Landmarks Ltd to be level 3, and accounting guidance requires a reconciliation of the beginning and ending balances for each major category of assets. The reconciliation is as follows:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	As of	As of
	December 31, 2012	September 30, 2012
Beginning balance of investments in Level 3	$1,000,000	$-
Total unrealized gains included in comprehensive income	-	-
Purchases in and/or sales out of Level 3	-	1,000,000
Transfers in/out of Level 3	-	-
Ending balance of investments in Level 3	$1,000,000	$1,000,000

(F)	Per Share Data

Basic and diluted net loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding as defined by ASC 260, “Earnings Per Share”. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. For the period ended December 31, 2012 and the year ended September 30, 2012, any common stock equivalents were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

In accordance with Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and others”, the Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. At December 31, 2012, the Company does not believe its long term asset requires an impairment loss.

(I)	Concentration of Credit Risk

The Company maintains its temporary cash investments in high credit quality financial institutions. At times, such amounts may exceed federally insured limits.

(J)	Recent Accounting Pronouncements

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

The Company has the option to acquire an additional 23% of the share capital of Gecko through March 31, 2013 for an amount of 3.45 million dollars ($3,450,000). As of December 31, 2012, the Company has not exercised the option for additional ownership in Gecko.

NOTE 4 – Common Stock

Preferred Stock

The Company has authorized the issuance of 10,000,000 shares of preferred stock, with a par value of $.001 per share. The Company’s Board of Directors has broad discretion to create one or more series of preferred stock and to determine the rights, preferences, and privileges of any such series. As of December 31, 2012, none have been issued.

Common Stock

Effective October 2012, the Company amended its articles of incorporation to increase the authorized stock from one hundred million shares, par value $.001 per share, to 1,000,000,000 shares, par value $.001 per share. The board also approved a 10-for-1 split of the issued and outstanding shares which took effect in October 2012 and effectively increased the issued and outstanding common shares increased from 26,385,250 to 263,852,500. All references in the unaudited condensed financial statement and notes thereto have been retroactively restated to reflect the stock split.

As of December 31, 2012, there were 263,852,500 shares of common stock issued and outstanding.

NOTE 5 – Related Party Transactions

During the year ended September 30, 2012, the Company re-classed $40,120 of a shareholder/officer or a company controlled by the shareholder/office of the Company into the convertible note. (refer note 6).

As of December 31, 2012 and September 30, 2012, the Company owed two separate shareholders the sum of $27,300. These advances do not carry a stated interest rate and are payable to the shareholders on demand.

NOTE 6 – Convertible Notes Payable

On April 8, 2011, the Company issued an 8% convertible note payable in the principal face amount of $250,000 in exchange for cash proceeds of the same amount. The note provides for the payment of eight percent (8%) interest per annum with an initial due date of April 8, 2012. The note also provides for potential conversion into common stock of the Company at a price of $.060 per share. Based upon the intrinsic value on the date of issuance, the note has a beneficial conversion feature, for which the Company has recorded a debt discount in the amount of $179,166. This debt discount has been fully amortized. On April 26, 2012, the note holders agreed to extend the note to April 26, 2013, including accrued interest in the amount of $23,640, plus shareholder loan amount of $40,120. The new note amounts to $313,760 and has a beneficial conversion feature, for which the Company has recorded a debt discount in the amount of in the amount of $26,147. As of December 31, 2012, the Company has accrued interest payable on the face amount of the note in the amount of $17,222. The Company has also recognized $6,591 and $45,229 as interest expense from the amortization of the debt discount for the three months ended December 31, 2012 and 2011, respectively.

On March 1, 2012, the Company issued an 8% convertible note payable in the principal face amount of $100,000 in exchange for cash proceeds of the same amount. The notes provides for the payment of 8% interest per annum with a due date of March 1, 2013. The note also provides for potential conversion into common stock of the Company at a price of $.060 per share. Based upon the intrinsic value of the date of issuance the note has a beneficial conversion feature, for which the Company has recorded a debt discount in the amount of $20,000. The debt discount is being amortized to the maturity date of the note, which is twelve months from the date of issuance. At December 31, 2012, the Company has accrued interest payable on the face amount of the note in the amount of $6,711. The Company has also recognized $5,101 and $-0- as interest expense from the amortization of the debt discount for the three months ended December 31, 2012 and 2011, respectively.

On June 1, 2012, and June 11, 2012 the Company issued 8% convertible notes payable in the aggregate principal face amounts of $1,000,000 in exchange for cash proceeds of the same amount. The notes provide for the payment of 8% interest per annum with due dates of June 1, 2013 and June 11, 2013. The notes also provides for potential conversion into common stock of the Company at a price of $.60 per share. Based upon the intrinsic value of the date of issuance the note has a beneficial conversion feature, for which the Company has recorded debt discounts in the amount of $175,000. The debt discount is being amortized to the maturity date of the notes, which is twelve months from the dates of issuance. At December 31, 2012, the Company has accrued interest payable on the face amount of the note in the amount of $45,224. The Company has also recognized $44,110 and $-0- as interest expense from the amortization of the debt discount for the three months ended December 31, 2012 and 2011, respectively.

On December 20, 2012, the Company issued 8% convertible notes payable in the principal face amount of $42,500 in exchange for cash proceeds of the same amount. The notes provides for the payment of 8% interest per annum with a due date of December 20, 2013. The notes also provides for potential conversion into common stock of the Company at a price of $.03 per share. Based upon the intrinsic value of the date of issuance the note does not have a beneficial conversion feature. At December 31, 2012, the Company has accrued interest payable on the face amount of the note in the amount of $104.

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

NOTE 8-COMMITMENTS AND CONTINGENCIES

Consulting agreements

In August, 2012 the Company entered into a consulting agreement with an individual who will join the Board of Gecko Landmarks Ltd. and provide feedback and recommendations regarding investment and development initiatives, at an annual expense of $50,000, plus expenses. Consulting expense for the period ended December 31, 2012 relating to this agreement is $12,500 and is included in general and administrative expense.

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

Overview

We are a company with a 10% interest in Gecko Landmarks Ltd., a Finnish company, as well as an option to acquire a further interest in Gecko Landmarks Ltd., which option has been extended to March 31, 2013 by mutual consent of the parties.

Effective October 2012, First Corporation amended its Articles of Incorporation to increase the authorized stock from one hundred million shares, par value $.001 per share, to 1,000,000,000 shares, par value $.001 per share. The board also approved a 10-for-1 split of the issued and outstanding shares, which took effect in October 2012 and effectively increased the issued and outstanding common shares from 26,385,250 to 263,852,500. All references in the unaudited condensed financial statement and notes thereto have been retroactively restated to reflect the stock split.

Results of Operations

For the period from inception on December 27, 1995 to December 31, 2012 we have had no revenues.

General and Administrative Expenses

For the three months ended December 31, 2012, we had general and administrative expenses of approximately $48,000 compared with approximately $16,000 for the three months ended December 31, 2011. The increase resulted from increased professional and consulting fees following our purchase of 10% of Gecko Landmarks Ltd. and the related option and our increase in authorized shares and related stock split. Other expenses in both quarters consisted primarily of legal and accounting fees in connection with our quarterly and annual reports and shareholder approval and related SEC filings.

Interest Expense

For the quarter ended December 31, 2012, we had interest expenses of approximately $84,000 compared with approximately $50,000 for the quarter ended December 31, 2011. The increase resulted from an increase in convertible notes payable borrowings and amortization of debt discount.

Net Loss

As a result of the foregoing, we incurred a net loss of approximately $133,000 for the quarter ended December 31, 2012, compared with a net loss of approximately $67,000 for the quarter ended December 31, 2011.

Liquidity and Capital Resources

As of December 31, 2012, we had a deficit in working capital (current liabilities exceeded current assets) of $1,472,735 as reflected in the table below. We will require additional funding to exercise our option to purchase an additional interest in Gecko Landmarks Ltd. and for any future operations. We cannot be certain that such funding will be available.

Working Capital

	At December 31, 2012	At September 30, 2012	Percentage Increase / (Decrease)
Current Assets	$16,279	$13,577	20%
Current Liabilities	1,489,014	1,353,760	10%
Working Capital (Deficit)	$(1,472,735)	$(1,340,183)	(10)%

Cash Flows

	Three Months Ended December 31
	2012	2011
Net Cash Used in Operating Activities	$37,280	$31,846
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	$42,500	$18,500

Outstanding Convertible Notes

As of December 31, 2012, First Corporation was indebted to the holders of its 8% Convertible Notes in the aggregate principle amount of $1,456,260 plus accrued interest, without giving account to the discount reflected in our financial statement for the notes’ beneficial conversion feature.

On December 20, 2012, the company issued 8% convertible notes payable in the aggregate principal face amounts of $42,500 in exchange for cash proceeds of the same amount. The notes provide for the payment of 8% interest per annum with a due dates of December 20, 2013. The notes also provides for potential conversion into common stock of the Company at a price of $0.03 per share. Based upon the intrinsic value of the date of issuance the note does not have a beneficial conversion feature.

Reliance on Future Financings

As of December 31, 2012, we had no cash on hand beyond what we require for short term expenses. From our inception, we have used our common stock and loans from our shareholders, officers and directors to raise money for our operations and for our anticipated acquisition. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended September 30, 2012, that there is substantial doubt that we will be able to continue as a going concern.

Going Concern

As reflected in the accompanying unaudited condensed financial statements, First Corporation is in the development stage. The accompanying unaudited condensed financial statements have been prepared assuming we will continue as a going concern. As shown in the accompanying unaudited condensed financial statements, we have no sales and have incurred a net loss of $1,580,229 since inception.

This raises substantial doubt about First Corporation’s ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to raise additional capital and implement its business plan.

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

Per Share Data

Basic and diluted net loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding as defined by Accounting Standard Codification 260-10, “Earnings Per Share” (“ASC 260-10). The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. For the period ended December 31, 2012 and the year ended September 30, 2012, any common stock equivalents were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and others”, the Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. At December 31, 2012, the company does not believe its long term asset requires an impairment loss.

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

Item 4T. Controls and Procedures.

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are, as of the date covered by this Quarterly Report, not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the quarter, we received a letter from our auditor in connection with its audit of our financial statements for the year ended September 30, 2012, indicating a material weakness in our internal controls over financial reporting. We plan to discuss this with our accounting professionals and work with them to develop appropriate controls.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Principal Executive Officer and Principal Accounting and Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On December 20, 2012, the company issued 8% convertible notes payable in the aggregate principal face amounts of $42,500 in exchange for cash proceeds of the same amount. The notes provide for the payment of 8% interest per annum with a due dates of December 20, 2013. The notes also provides for potential conversion into common stock of the Company at a price of $0.03 per share. The notes were issued pursuant to Section 4(2) of the Securities Act to accredited, sophisticated investors and not in connection with any public offering.

Item 3.    Defaults Upon Senior Securities

None.

Item 4, Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a) Exhibits.

10           Form of 8% Convertible Note issued to ISI Nominees Ltd.

31           Rule 13a-14(d) Certification

32           Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

FIRST CORPORATION
Dated: February 14, 2013

	By:	/s/ Andrew Clarke
Director, Chief Executive and Financial Officer

